Form 10-Q
period 2011-02-28
END FUEL CORP
filed 2011-04-13
CIK 1503227

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended February 28, 2011

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___________ to ___________

Commission file number  333-170016

End Fuel Corp.

(Exact name of registrant as specified in its charter)

Florida	90-0599877
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

18775 S.W. 27 Court, Miramar, Florida	33029
(Address of principal executive offices)	(Zip Code)

(786) 487-9367

(Issuer’s telephone number, including area code)

Not Applicable

(Former name, former address and former fiscal year, if changed since last report)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☑     No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes ☐     No ☑

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.  (Check one):

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☑

(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐     No ☑

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at April 1, 2011
Common Stock, $0.001	5,500,000 shares

END FUEL CORP.

TABLE OF CONTENTS

PAGE

Part I Financial Information	3

Item 1. Financial Statements	3

Condensed Balance Sheets at February 28, 2011 (unaudited) and August 31, 2010 (audited)	3

Condensed Statements of Operations for the three months ended February 28, 2011 and the cumulative period from June 2, 2008 (inception) through February 28, 2011	4

Statement of Stockholders' Equity/(Deficit) from June 2, 2008 (inception) through February 28, 2011	5

Condensed Statements of Cash Flows at February 28, 2011	6

Notes to Condensed Financial Statements	7-11

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.	12-15

Item 3. Quantitative and Qualitative Disclosures About Market Risk.	15

Item 4T. Controls and Procedures.	15

Part II Other Information	16

Item 1. Legal Proceeding.	16

Item 1A. Risk Factors.	16

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.	16

Item 3. Defaults Upon Senior Securities.	16

Item 4. (Removed and Reserved).	16

Item 5. Other Information.	16

Item 6. Exhibits.	16

Signatures	16

PART I FINANCIAL INFORMATION

Item 1.  Financial Statements

END FUEL CORP.

(A DEVELOPMENT STAGE COMPANY)

CONDENSED BALANCE SHEET

ASSETS
	Unaudited	Audited
	February 28, 2011	August 31, 2010
CURRENT ASSETS:
Cash and equivalents	$100	$5,000
Total Current Assets	100	5,000

OTHER ASSETS:
Intellectual assets, net	262,500	262,500

Total Assets	$262,600	$267,500

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIENCY)

CURRENT LIABILITIES:
Accounts payable and accrued expenses	$3,600	$5,700
Loans from related parties	5,084	684
Total Current Liabilities	8,684	6,384

LONG TERM LIABILITIES
Note Payable	240,000	240,000

TOTAL LONG TERM LIABILITIES	240,000	240,000

TOTAL LIABILITIES	248,684	246,384

STOCKHOLDERS' EQUITY (DEFICIT):
Common stock , par value $.001; 100,000,000 shares authorized; 5,500,000 shares issued and outstanding as of February 28, 2011 and August 31, 2010	$5,500	$5,500
Additional paid in capital	22,000	22,000
Deficit accumulated during the development stage	(13,584)	(6,384)
Total Stockholders' Equity	13,916	21,116

Total Liabilities and Stockholders' Equity	$262,600	$267,500

The accompanying notes are an integral part of these statements.

END FUEL CORP.

(A DEVELOPMENT STAGE COMPANY)

CONDENSED STATEMENTS OF OPERATIONS

For the Period June 2, 2008 (inception) through February 28, 2011

(Unaudited)

			Cumulative
	For the three	For the six	from June 2, 2008
	months ended	months ended	(inception) through
	February 28, 2011	February 28, 2011	February 28, 2011

Net Sales	$—	$—	$—

Cost of Sales	—	—	—

Gross Profit	—	—	—

Operating Expenses:
Legal and Accounting	2,100	4,200	9,900
General and Administrative	1,500	3,000	3,684

Total Operating Expenses	3,600	7,200	13,584

Operating Loss	(3,600)	(7,200)	(13,584)

Net (loss) before Income Taxes	(3,600)	(7,200)	(13,584)

Provision for Income Taxes	—	—	—

Net (loss)	$(3,600)	$(7,200)	$(13,584)

Basic and diluted net loss per common share	**	**

Weighted average number of common shares outstanding	5,500,000	5,500,000

** - Less than $0.01 per share

The accompanying notes are an integral part of these statements.

END FUEL CORP.

(A DEVELOPMENT STAGE COMPANY)

STATEMENT OF STOCKHOLDERS' EQUITY/(DEFICIT)

From June 2, 2008 (inception) through February 28, 2011

(Unaudited)

				Accumulated
			Additional	(Deficit) During	Total
Par Value of $0.001	Common Stock		Paid in	Development	Stockholders'
	Shares	Amount	Capital	Stage	Equity (Deficit)

Balance at June 2, 2008 (date of inception)

Common Stock issued July 30, 2010	1,000,000	$1,000	$4,000	$—	$5,000

Common stock issued July 31, 2010	4,500,000	4,500	18,000	—	22,500

Net loss for the Period from June 2, 2008 to August 31, 2010	—	—	—	(6,384)	(6,384)

Balance August 31, 2010	5,500,000	5,500	22,000	(6,384)	21,116

Net loss for the three month period ending November 30, 2010	—	—	—	(3,600)	(3,600)

Balance November 30, 2010	5,500,000	$5,500	$22,000	$(9,984)	$17,516

Net loss for the three month period ending February 28, 2011	—	—	—	(3,600)	(3,600)

Balance February 28, 2011	5,500,000	$5,500	$22,000	$(13,584)	$13,916

The accompanying notes are an integral part of these financial statements.

END FUEL CORP.

(A DEVELOPMENT STAGE COMPANY)

CONDENSED STATEMENTS OF CASH FLOWS

For the Period June 2, 2008 (inception) through February 28, 2011

			Cumulative from
	For the three	For the six	June 2, 2008
	months ended	months ended	(Inception) through
	February 28, 2011	February 28, 2011	February 28, 2011
OPERATING ACTIVITIES:
Net loss	$(3,600)	$(7,200)	$(13,584)
Adjustments to reconcile net loss to net cash used in operating activities:
Changes in operating assets and liabilities:
Increase/(Decrease) in accounts payable and accrued expenses	2,000	(2,100)	3,600

Net cash used in operating activities	(1,600)	(9,300)	(9,984)

FINANCING ACTIVITIES:
Increase in due to related parties	1,600	4,400	5,084
Proceeds from issuance of common stock	—	—	5,000
Net cash provided by (used in) financing activities	0	(4,900)	100

NET INCREASE (DECREASE) IN CASH	—	(4,900)	100

CASH BEGINNING BALANCE	100	5,000	—

CASH ENDING BALANCE	100	100	100

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Taxes paid	$—	$—	$—
Interest paid	$—	$—	$—

NON-CASH TRANSACTIONS AFFECTING
OPERATING, INVESTING AND FINANCING ACTIVITIES:
Issuance of common stock for acquisition of intellectual property	$—	$—	$—
Issuance of notes payable for acquisition of intellectual property	$—	$—	$—

The accompanying notes are an integral part of these financial statements.

END FUEL CORP.

(A DEVELOPMENT STAGE COMPANY)

NOTES TO CONDENSED FINANCIAL STATEMENTS

NOTE 1 – NATURE OF OPERATIONS AND BASIS OF PRESENTATION

End Fuel Corp. (“Company”) is in the initial development stage commencing development operations in April, 2010 and has incurred losses since inception totaling ($13,584).  The Company was incorporated on June 2, 2008 in the State of Florida and established a fiscal year end of August 31st.  The Company is a development stage company and is in the children’s entertainment business.

The accompanying unaudited interim financial statements have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission for the presentation of interim financial information, but do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements.  The audited financial statements for the period June 2, 2008 (inception) through August 31, 2010 were filed on October 19, 2010 with the Securities and Exchange Commission and are hereby referenced.  In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included.  Operating results for the three months ended February 28, 2011 and for the period June 2, 2008 (inception) through February 28, 2011 are not necessarily indicative of the results that may be expected for the year ended August 31, 2011.

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The financial statements present the balance sheet, statements of operations, stockholders’ equity and cash flows of the Company. These financial statements are presented in United States dollars and have been prepared in accordance with accounting principles generally accepted in the United States.

Development Stage Company

The Company has not earned any revenue from operations.  Accordingly, the Company’s activities have been accounted for as those of a “Development Stage Enterprise” as set forth in ASC Topic 915.  Among the disclosures required by ASC 915 are that the Company’s financial statements be identified as those of a development stage company, and that the statements of operations, stockholders’ equity/(deficit) and cash flows disclose activity since the date of the Company’s inception.

Use of Estimates and Assumptions

Preparation of the financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect certain reported amounts and disclosures.  Accordingly, actual results could differ from those estimates.

Cash and Cash Equivalents

For purposes of the statement of cash flows, the Company considers highly liquid financial instruments purchased with a maturity of three months or less to be cash equivalents.

Intellectual Property

The Company, on July 31, 2010, has acquired intellectual property consisting of thirty-five (35) children’s songs. The intellectual property acquired included all rights, title and interest and therefore the Company has title of one hundred percent (100%) ownership to the thirty-five (35) children’s songs.

The Company has capitalized costs of the acquired intellectual properties consisting of $262,500 including thirty-five (35) individual children’s songs at February 28, 2011. The Company begins amortizing intellectual property costs, using the straight-line method over the estimated useful life of 3 years, once it is put into service. At February 28, 2011, the intellectual properties have not been put into service.

END FUEL CORP.

(A DEVELOPMENT STAGE COMPANY)

NOTES TO CONDENSED FINANCIAL STATEMENTS

Fair Value

In accordance with the requirements of ASC Topic 820, the Company has determined the estimated fair value of financial instruments using available market information and appropriate valuation methodologies.  The fair value of financial instruments classified as current assets or liabilities approximate their carrying value due to the short-term maturity of the instruments.

Income Taxes

The Company follows the liability method of accounting for income taxes in accordance with ASC Topic 740. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax balances.  Deferred tax assets and liabilities are measured using enacted or substantially enacted tax rates expected to apply to the taxable income in the years in which those differences are expected to be recovered or settled.  Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets will not be realized.  The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the date of enactment or substantive enactment.

Revenue and Cost Recognition

The Company has no current source of revenue. The Company recognizes revenue based on Account Standards Codification (“ASC”) 605 “Revenue Recognition” which contains Securities and Exchange Commission Staff Accounting Bulletin No. 101, “Revenue Recognition in Financial Statements’ and No. 104, “Revenue Recognition”. In all cases, revenue is recognized only when the price is fixed or determinable, persuasive evidence of an arrangement exists, shipment has occurred, price is fixed or determinable and collectability of the resulting receivable is reasonably assured. Revenues transacted from on-line platforms are recognized at the point of sale.

The Cost of Sales includes any labor cost and the amortization of intellectual property.

Advertising

The company expenses advertising as incurred.  The company has had no advertising since inception.

Property

The Company does not own or lease any real property.

Net Loss per Share

Basic loss per share includes no dilution and is computed by dividing loss available to common stockholders by the weighted average number of common shares outstanding for the period.  Dilutive loss per share reflects the potential dilution of securities that could share in the losses of the Company.  Because the Company does not have any potentially dilutive securities, the accompanying presentation is only of basic loss per share.

Foreign Currency Translation

The financial statements are presented in United States dollars. In accordance with ASC Topic 830, "Foreign Currency Translation", foreign denominated monetary assets and liabilities are translated to their United States dollar equivalents using foreign exchange rates which prevailed at the balance sheet date.  Non-monetary assets and liabilities are translated at exchange rates prevailing at the transaction date. Revenue and expenses are translated at average rates of exchange during the periods presented.  Related translation adjustments are reported as a separate component of stockholder’s equity (deficit), whereas gains or losses resulting from foreign currency transactions are included in results of operations.

END FUEL CORP.

(A DEVELOPMENT STAGE COMPANY)

NOTES TO CONDENSED FINANCIAL STATEMENTS

Stock-based Compensation

The Company has not adopted a stock option plan and has not granted any stock options.  Accordingly, no stock-based compensation has been recorded to date.

Share Based Expenses

In accordance with ASC Topic 230, this statement requires a public entity to expense the cost of employee services received in exchange for an award of equity instruments. This statement also provides guidance on valuing and expensing these awards, as well as disclosure requirements of these equity arrangements.  The Company adopted ASC Topic 230 upon creation of the company and expenses share based costs in the period incurred.

Related Parties

Related parties, which can be a corporation, individual, investor or another entity are considered to be related if the party has the ability, directly or indirectly, to control the other party or exercise significant influence over the Company in making financial and operating decisions.  Companies are also considered to be related if they are subject to common control or common significant influence. The Company has these relationships.

Recent Accounting Pronouncements

The Company has evaluated all the recent accounting pronouncements through February 28, 2011 and believes that none of them, including those not yet effective, will have a material effect on the financial position or results of operations of the Company.

NOTE 3 – GOING CONCERN

The Company’s financial statements are prepared in accordance with generally accepted accounting principles applicable to a going concern.  This contemplates the realization of assets and the liquidation of liabilities in the normal course of business.  Currently, the Company does not have cash nor material assets, nor does it have operations or a source of revenue sufficient to cover its operation costs and allow it to continue as a going concern.  The Company has a deficit accumulated since inception (June 2, 2008) through February 28, 2011 of ($13,584).The Company will be dependent upon the raising of additional capital through placement of our common stock in order to implement its business plan.  There can be no assurance that the Company will be successful in either situation in order to continue as a going concern.  The Company has funded its initial operations, from inception to February 28, 2011, by way of issuing common shares and loans from related parties.  As of July 31, 2010, the Company had issued 5,500,000 common shares, sold at $0.005 per share, for a total of $27,500. These financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts, or amounts and classification of liabilities that might result from this uncertainty.

The Company’s sole officer and director has committed to advancing certain operating costs of the Company.

NOTE 4 – FAIR VALUE OF FINANCIAL INSTRUMENTS

In accordance with ASC Topic 825 and 820 the Company has determined the estimated fair value of financial instruments using available market information and appropriate valuation methodologies.  The fair value of financial instruments classified as current assets or liabilities approximate their carrying value due to the short-term maturity of the instruments.

END FUEL CORP.

(A DEVELOPMENT STAGE COMPANY)

NOTES TO CONDENSED FINANCIAL STATEMENTS

NOTE 5 – CAPITAL STOCK

The Company’s capitalization is 100,000,000 common shares with a par value of $0.001 per share.  No preferred shares have been authorized or issued.

As of February 28, 2011, the Company has not granted any stock options and has not recorded any stock-based compensation.

On July 30, 2010, the sole officer and director of the Company purchased 1,000,000 shares of the common stock in the Company at $0.005 per share for $5,000. On July 31, 2010, eight (8) individuals (including four (4) minor aged children) purchased 4,500,000 shares of the common stock in the Company at $0.005 per share for $22,500.  These 4,500,000 common shares were issued as a deposit on an agreement to purchase intellectual properties and issued in accordance with the documents.

The Company has 5,500,000 shares issued and outstanding as at February 28, 2011.

NOTE 6 – INCOME TAXES

We did not provide any current or deferred U.S. federal income tax provision or benefit for any of the periods presented because we have experienced operating losses since inception. In accordance with ASC Topic 740 – Accounting for Income Tax and ASC Topic 605 - Accounting for Uncertainty in Income Taxes, when it is more likely than not that a tax asset cannot be realized through future income the Company must allow for this future tax benefit.  We provided a full valuation allowance on the net deferred tax asset, consisting of net operating loss carry forwards, because management has determined that it is more likely than not that we will not earn income sufficient to realize the deferred tax assets during the carry forward period.

The components of the Company’s deferred tax asset as of February 28, 2011 are as follows:

February 28, 2011
Net operating loss carry forward	$13,584
Times Tax at Statutory rate	35%

Deferred Tax Asset	4,754
Valuation allowance	(4,754)

Net deferred tax asset	$0

The net federal operating loss carry forward will expire between 2028 and 2029.  This carry forward may be limited upon the consummation of a business combination under IRC Section 381.

NOTE 7 – RELATED PARTY TRANSACTIONS

During the period from June 2, 2008 (inception) through February 28, 2011 the former sole officer and director advanced the Company $5,084.  This was booked as a loan from related party. The loan is payable on demand and without interest.

The note payable is with a related party and is discussed further in Note 8.

The Company does not lease or rent any property.  Office space and services are provided without charge by an officer / shareholder.  Such costs are immaterial to the financial statements and accordingly, have not been reflected therein.  The officers and directors of the Company are involved in other business activities and may, in the future, become involved in other business opportunities.  If a specific business opportunity becomes available, such persons may face a conflict in selecting between the Company and their other business interests.  The Company has not formulated a policy for the resolution of such conflicts.

END FUEL CORP.

(A DEVELOPMENT STAGE COMPANY)

NOTES TO CONDENSED FINANCIAL STATEMENTS

NOTE 8 – NOTE PAYABLE

On July 31, 2010, the company acquired intellectual property for a total cost of $262,500. At closing, the company executed a promissory note in the amount of $240,000 having the following salient terms and conditions:

a)	The intellectual property secures the promissory note

b)

There is no stated interest rate, but interest is calculated as cash flow is received by the company from any/all sources at $0.075 per song download and $0.125 per song from any/all sources including, but not limited to, compact disc (CD)

c)	There are no stated period payments of principle and the promissory note is due in its entirety July 31, 2015.

d)	The promissory note is executed in its entirety to Tammi Shnider as Trustee representing a total of eight (8) individuals (including four (4) minor aged children). Tammi Shnider is a related party.

NOTE 9 – SUBSEQUENT EVENTS

In September, 2010, the board of directors approved a filing of a Form S-1 with the Securities and Exchange Commission to sell a maximum of 1,000,000 common shares at $0.025 per share for a total funding of $25,000. On January 22, 2011, the Form S-1 became effective. At April 1, 2011, shares have not been sold and there are no assurances that shares will be sold in accordance with this Form S-1.

We have evaluated subsequent events and transactions that occurred through the date and time our financial statements were issued for potential recognition or disclosure in the accompanying financial statements.  Other than the disclosures above, we did not identify any events or transactions that should be recognized or disclosed in the accompanying financial statements.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis should be read in conjunction with our consolidated financial statements, including the notes thereto, appearing in this Form 10-Q and in our Annual Report on Form S-1 for the fiscal year ended August 31, 2010 filed on December 28, 2010 with the Securities and Exchange Commission and are hereby referenced.

The statements in this report include forward-looking statements.  These forward-looking statements are based on our management’s current expectations and beliefs and involve numerous risks and uncertainties that could cause actual results to differ materially from expectations.  You should not rely upon these forward-looking statements as predictions of future events because we cannot assure you that the events or circumstances reflected in these statements will be achieved or will occur.  You can identify a forward-looking statement by the use of the forward-terminology, including words such as “may”, “will”, “believes”, “anticipates”, “estimates”, “expects”, “continues”, “should”, “seeks”, “intends”, “plans”, and/or words of similar import, or the negative of these words and phrases or other variations of these words and phrases or comparable terminology.  These forward-looking statements relate to, among other things: our sales, results of operations and anticipated cash flows; capital expenditures; depreciation and amortization expenses; sales, general and administrative expenses; our ability to maintain and develop relationship with our existing and potential future customers;  and, our ability to maintain a level of investment that is required to remain competitive.  Many factors could cause our actual results to differ materially from those projected in these forward-looking statements, including, but not limited to: variability of our revenues and financial performance; risks associated with technological changes; the acceptance of our products in the marketplace by existing and potential customers; disruption of operations or increases in expenses due to our involvement with litigation or caused by civil or political unrest or other catastrophic events; general economic conditions, government mandates and conditions in the gaming/entertainment industry in particular; and, the continued employment of our key personnel and other risks associated with competition.

For a discussion of the factors that could cause actual results to differ materially from the forward-looking statements see the “Liquidity and Capital Resources” section under “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in this item of this report and the other risks and uncertainties that are set forth elsewhere in this report or detailed in our other Securities and Exchange Commission reports and filings.  We believe it is important to communicate our expectations. However, our management disclaims any obligation to update any forward-looking statements whether as a result of new information, future events or otherwise.

Overview

We are a development stage company incorporated in the state of Florida in June, 2008. The Company, on July 31, 2010, has acquired intellectual property consisting of thirty-five (35) children’s songs to market and sell through distribution channels throughout the United States and foreign territories children’s intellectual properties, including original children’s music, videos and discs. Emphasis will be placed on creating original children’s music having a CD format that is personalized for the child’s individual name and download songs on the internet.

Going Concern

Our financial statements have been prepared on the basis of accounting principles applicable to a going concern. As a result, they do not include adjustments that would be necessary if we were unable to continue as a going concern and would therefore be obligated to realize assets and discharge our liabilities other than in the normal course of operations.  As reflected in the accompanying financial statements, the Company is in the development stage with no revenues, has used cash flows in operations of ($13,584) from inception of June 2, 2008 to February 28, 2011 and has an accumulated deficit of ($13,584) through February 28, 2011.

This raises substantial doubt about our ability to continue as a going concern, as expressed by our auditors in its opinion on our financial statements included in this report. The ability of the Company to continue as a going concern is dependent on the Company’s ability to raise additional capital and implement its business plan.

We have not yet established an ongoing source of revenues sufficient to cover our operating costs and allow us to continue as a going concern.  Our ability to continue as a going concern is dependent on us obtaining adequate capital to fund operating losses until we become profitable.  If we are unable to obtain adequate capital, we could be forced to cease operations.  There can be no assurance that we will operate at a profit or additional debt or equity financing will be available, or if available, can be obtained on satisfactory terms.

Critical Accounting Policies

Our financial statements and accompanying notes have been prepared in accordance with United States generally accepted accounting principles applied on a consistent basis.  The preparation of financial statements requires management to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues, expenses and related disclosures. On an on-going basis, management evaluates these estimates and assumptions, including but not limited to those related to revenue recognition and the impairment of long-lived assets, goodwill and other intangible assets. Management bases its estimates on historical experience and various other assumptions that it believes to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

Stock Compensation

(included in ASC 718 “Compensation-Stock Compensation”)

The Company adopted SFAS No. 123R, Share-Based Payment (“SFAS 123R”), which requires all stock-based payments to employees, including grants of employee stock options, to be recognized in the financial statements based on their fair values. The Company accounts for stock-based compensation arrangements with nonemployees in accordance with the Emerging Issues Task Force Abstract No. 96-18, Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling Goods or Services. The Company records the expense of such services to employees and non employees based on the estimated fair value of the equity instrument using the Black-Scholes pricing model.

Revenue Recognition

(included in ASC 605 “Revenue Recognition”)

The Company recognizes revenue on arrangements in accordance with Securities and Exchange Commission Staff Accounting Bulletin No. 101, “Revenue Recognition in Financial Statements’ and No. 104, “Revenue Recognition”. In all cases, revenue is recognized only when the price is fixed or determinable, persuasive evidence of an arrangement exists, the service is performed and collectability of the resulting receivable is reasonably assured.

Product sales and shipping revenues, net of promotional discounts, rebates, and return allowances, are recorded when the products are shipped and title passes to customers. Retail sales to customers are made pursuant to a sales contract that provides for transfer of both title and risk of loss upon our delivery to the carrier. Return allowances, which reduce product revenue, are estimated using historical experience. Revenue from product sales and services rendered is recorded net of sales taxes. Amounts received in advance for subscription services, are deferred and recognized as revenue over the subscription term.

Outlook

The most important metric by which we judge the Company’s performance now and in the near term is top line sales growth. Our current commitment to develop and deliver quality products means that, for the near future, bottom line profitability will be a poor indicator of our success.

Since investors are certain to be the primary, near term source of liquidity to support our development and marketing efforts, our liquidity will be driven by our ability to attract repeat investments from current shareholders and to find new ones. This in turn may be materially impacted by the general investment climate.

Our primary marketing challenge for the coming 12 months is to achieve market awareness from and through independent distributors to market  our products including CDs, DVDs and web downloads (MP3 format) currently under development and anticipated to be completed for beta testing in the fourth quarter of 2011. Additionally, management is seeking new acquisitions to complement existing products.

Revenues

These forward-looking statements, pertaining to revenues, are based on our management’s current expectations and beliefs and involve numerous risks and uncertainties that could cause actual results to differ materially from expectations.  You should not rely upon these forward-looking statements as predictions of future events because we cannot assure you that the events or circumstances reflected in these statements will be achieved or will occur.  As our revenues commence, we plan to invest in marketing and sales by increasing the number of direct sales throughout our web portal to build brand awareness. We expect that in the future, marketing and sales expenses will increase in absolute dollars commencing in the fourth quarter of 2011. We do not expect our revenues to increase significantly until fourth quarter of 2011.

General and Administrative Expenses

We expect that general and administrative expenses associated with executive compensation will increase in the future. Although our current president, chief financial officer and sole director have foregone full salary payments during the initial stages of the business, anticipated to commence revenues in the fourth quarter of 2011. In addition, we believe in the 2012 fiscal year that the compensation packages required to attract the senior executives the Company requires to execute against its business plan will increase our total general and administrative expenses.

Summary of Condensed Results of Operations

Any measurement and comparison of revenues and expenses from continuing operations should not be considered necessarily indicative or interpolated as the trend to forecast our future revenues and results of operations.

Results for the Three Months Ended February 28, 2011

Revenues. The Company’s revenues for the three months ended February 28, 2011 were $0. Additionally, the Company has not had any revenues from inception (June 2, 2008) to February 28, 2011.

Legal and Accounting Expenses. Legal and Accounting expenses for the three months ended February 28, 2011 were $2,100. These legal and accounting expenses were a direct result of professional fees associated with the company’s filings required by the Securities and Exchange Commission.

General and Administrative Expenses. General and administrative expenses for the three months ended February 28, 2011 were $1,500.  These expenses are normal and reoccurring for our Company as a development stage entity.

Net Loss. Net loss for the three months ended February 28, 2011 was $3,600.  The net loss was typical for a development stage company and is recurring in nature until such time as we become more active with the implementation of our business plan.

Impact of Inflation

We believe that the rate of inflation has had negligible effect on our operations.  We believe we can absorb most, if not all, increased non-controlled operating costs by increasing sales prices, whenever deemed necessary and by operating our Company in the most efficient manner possible.

Liquidity and Capital Resources

The ability of the Company to continue as a going concern is dependent on the Company’s ability to raise additional capital and implement its business plan. Since its inception, the Company has been funded by its related parties including our Company’s sole officer and director.

As of February 28, 2011, total current assets were $0.

As of February 28, 2011, total current liabilities were $8,684, which consisted of $3,600of accounts payable and $5,084 of loans from related parties.  As of August 31, 2010, total current liabilities were $6,384, which consisted of $5,700 of accounts payable and $684 of loans from related parties.  We had net working capital deficit of ($8,584) as of February 28, 2011, compared to net working deficit capital of ($5,084) at August 31, 2010.

During the three months ended February 28, 2011, operating activities used cash of $1,600.

Material Commitments

The Company does not have any material commitments as of February 28, 2011.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements or any anticipate entering into any off-balance arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to investors.

Recent Accounting Pronouncements

The company has adopted all recently issued accounting pronouncements.  The adoption of the accounting pronouncements, including those not yet effective, is not anticipated to have a material effect on the financial position or results of operations of the Company.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

We are not subject to risks related to foreign currency exchange rate fluctuations.  Our functional currency is the United States dollar. We do not transact our business in other currencies. As a result, we are not subject to exposure from movements in foreign currency exchange rates. We do not use derivative financial instruments for speculative trading purposes.

Item 4T.  Controls and Procedures

We maintain disclosure controls and procedures that are designed to ensure that the information required to be disclosed in the reports that we file under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and that such information is accumulated and communicated to our management, including our President and Treasurer, as appropriate, to allow timely decisions regarding required disclosures.

In designing and evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can only provide reasonable assurance of achieving the desired control objectives, and in reaching a reasonable level of assurance, management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

As required by SEC Rule 13a-15(b), we carried out an evaluation, under the supervision and with the participation of our management, including our President and Treasurer, of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of our first fiscal quarter covered by this report. Based on the foregoing, our President and Treasurer concluded that our disclosure controls and procedures were effective at the reasonable assurance level.

There has been no change in our internal controls over financial reporting during our first fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

PART II OTHER INFORMATION

Item 1.  Legal Proceeding.

None.

Item 1A.  Risk Factors.

There have been no material changes from the risk factors disclosed in our Annual Report on Form S-1 for the year ended August 31, 2010.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3.  Defaults Upon Senior Securities.

None.

Item 4.  (Removed and Reserved).

Item 5.  Other Information.

None.

Item 6.  Exhibits

(a)          Exhibits

Exhibit No.	Description

31.1	Rule 13a-14(a)/15d-14(a) Certification of Principal Executive Officer
31.2	Rule 13a-14(a)/15d-14(a) Certification of Principal Accounting and Financial Officer
32.1	Section 1350 Certification of Principal Executive Officer and Principal Accounting and Financial Officer

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

END FUEL CORP.

DATE: April 13, 2011	By:	/s/ Alfred Fernandez
Alfred Fernandez
President, Chief Financial Officer, Principal Executive Officer, and Principal Accounting and Financial Officer