Form 10-Q
period 2011-05-31
END FUEL CORP
filed 2011-06-15
CIK 1503227

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended May 31, 2011

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

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☑

(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐     No ☑

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at June 10, 2011
Common Stock, $0.001	6,000,000 shares

END FUEL CORP.

TABLE OF CONTENTS

PAGE

Part I Financial Information	3

Item 1. Financial Statements	3

Condensed Balance Sheets at May 31, 2011 (unaudited) and August 31, 2010 (audited)	3

Condensed Statements of Operations for the three months ended May 31, 2011 and the cumulative period from June 2, 2008 (inception) through May 31, 2011	4

Statement of Stockholders' Equity/(Deficit) from June 2, 2008 (inception) through May 31, 2011	5

Condensed Statements of Cash Flows at May 31, 2011	6

Notes to Condensed Financial Statements	7-11

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.	12-15

Item 3. Quantitative and Qualitative Disclosures About Market Risk.	15

Item 4T. Controls and Procedures.	15

Part II Other Information	16

Item 1. Legal Proceeding.	16

Item 1A. Risk Factors.	16

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.	16

Item 3. Defaults Upon Senior Securities.	16

Item 4. (Removed and Reserved).	16

Item 5. Other Information.	16

Item 6. Exhibits.	16

Signatures	16

PART I FINANCIAL INFORMATION

Item 1.  Financial Statements

END FUEL CORP.

(A DEVELOPMENT STAGE COMPANY)

CONDENSED BALANCE SHEET

ASSETS
	Unaudited	Audited
	May 31, 2011	August 31, 2010
CURRENT ASSETS:
Cash and equivalents	$100	$5,000
Total Current Assets	100	5,000

OTHER ASSETS:
Intellectual assets, net	262,500	262,500

Total Assets	$262,600	$267,500

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIENCY)

CURRENT LIABILITIES:
Accounts payable and accrued expenses	$600	$5,700
Loans from related parties	—	684
Total Current Liabilities	600	6,384

LONG TERM LIABILITIES
Note Payable	240,000	240,000

TOTAL LONG TERM LIABILITIES	240,000	240,000

TOTAL LIABILITIES	240,600	246,384

STOCKHOLDERS' EQUITY (DEFICIT):
Common stock , par value $.001; 100,000,000 shares authorized; 6,000,000 shares issued and outstanding as of May 31, 2011 and 5,500,000 at August 31, 2010	$6,000	$5,500
Additional paid in capital	34,000	22,000
Deficit accumulated during the development stage	(18,000)	(6,384)
Total Stockholders' Equity	22,000	21,116
		.
Total Liabilities and Stockholders' Equity	$262,600	$267,500

The accompanying notes are an integral part of these statements.

END FUEL CORP.

(A DEVELOPMENT STAGE COMPANY)

CONDENSED STATEMENTS OF OPERATIONS

For the Period June 2, 2008 (inception) through May 31, 2011

(Unaudited)

			Cumulative from
	For the three	For the nine	June 2, 2008
	months ended	months ended	(inception) through
	May 31, 2011	May 31, 2011	May 31, 2011

Net Sales	$—	$—	$—

Cost of Sales	—	—	—

Gross Profit	—	—	—

Operating Expenses:
Legal and Accounting	1,600	5,200	11,500
General and Administrative	816	3,816	4,500
Consulting	2,000	2,000	2,000

Total Operating Expenses	4,416	11,016	18,000

Operating Loss	(4,416)	(11,016)	(18,000)

Net (loss) before Income Taxes	(4,416)	(11,016)	(18,000)

Provision for Income Taxes	—	—	—

Net (loss)	$(4,416)	$(11,016)	$(18,000)

Basic and diluted net loss per common share	**	**

Weighted average number of common shares outstanding	5,668,478	5,556,777

** - Less than $0.01 per share

The accompanying notes are an integral part of these statements.

END FUEL CORP.

(A DEVELOPMENT STAGE COMPANY)

STATEMENT OF STOCKHOLDERS' EQUITY/(DEFICIT)

From June 2, 2008 (inception) through May 31, 2011

(Unaudited)

				Accumulated
			Additional	(Deficit) During	Total
Par Value of $0.001	Common Stock		Paid in	Development	Stockholders'
	Shares	Amount	Capital	Stage	Equity (Deficit)

Balance at June 2, 2008 (date of inception)

Common Stock issued July 30, 2010	1,000,000	$1,000	$4,000	$—	$5,000

Common stock issued July 31, 2010	4,500,000	4,500	18,000	—	22,500

Net loss for the Period from June 2, 2008 to August 31, 2010	—	—	—	(6,384)	(6,384)

Balance August 31, 2010	5,500,000	5,500	22,000	(6,384)	21,116

Net loss for the three month period ending November 30, 2010	—	—	—	(3,600)	(3,600)

Balance November 30, 2010	5,500,000	$5,500	$22,000	$(9,984)	$17,516

Net loss for the three month period ending February 28, 2011	—	—	—	(3,600)	(3,600)

Balance February 28, 2011	5,500,000	$5,500	$22,000	$(13,584)	$13,916

Common Stock issued April 30, 2011 for debt	500,000	500	12,000	—	12,500

Net loss for the three month period ending May 31, 2011	—	$—	$—	$(4,416)	$(3,816)

Balance May 31, 2011	6,000,000	$6,000	$34,000	$(18,000)	$22,600

The accompanying notes are an integral part of these statements.

END FUEL CORP.

(A DEVELOPMENT STAGE COMPANY)

CONDENSED STATEMENTS OF CASH FLOWS

For the Period June 2, 2008 (inception) through May 31, 2011

			Cumulative from
	For the three	For the nine	June 2, 2008
	months ended	months ended	(Inception) through
	May 31, 2011	May 31, 2011	May 31, 2011
OPERATING ACTIVITIES:
Net loss	$(4,416)	$(11,016)	$(18,000)
Issuance of comnon stock - shareholder note payable	12,500		12,500
Adjustments to reconcile net loss to net cash used in operating activities:
Changes in operating assets and liabilities:
Increase/(Decrease) in accounts payable and accrued expenses	(8,084)	(10,784)	(5,084)

Net cash used in operating activities	—	(21,800)	(10,584)

FINANCING ACTIVITIES:
Increase in due to related parties	—	4,400	5,084
Proceeds from issuance of common stock	—	—	5,000
Net cash provided by (used in) financing activities	—	4,400	(500)

NET INCREASE (DECREASE) IN CASH	—	(17,400)	100

CASH BEGINNING BALANCE	100	5,000	—

CASH ENDING BALANCE	100	100	100

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Taxes paid	$—	$—	$—
Interest paid	$—	$—	$—

NON-CASH TRANSACTIONS AFFECTING OPERATING, INVESTING AND FINANCING ACTIVITIES:
Issuance of common stock for acquisition of intellectual property	$—	$—	$—
Issuance of notes payable for acquisition of intellectual property	$—	$—	$—

The accompanying notes are an integral part of these statements.

END FUEL CORP.

(A DEVELOPMENT STAGE COMPANY)

NOTES TO CONDENSED FINANCIAL STATEMENTS

NOTE 1 – NATURE OF OPERATIONS AND BASIS OF PRESENTATION

End Fuel Corp. (“Company”) is in the initial development stage commencing development operations in July, 2010 and has incurred losses since inception totaling ($18,000).  The Company was incorporated on June 2, 2008 in the State of Florida and established a fiscal year end of August 31st.  The Company is a development stage company and is in the children’s entertainment business.

The accompanying unaudited interim financial statements have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission for the presentation of interim financial information, but do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements.  The audited financial statements for the period June 2, 2008 (inception) through August 31, 2010 were filed on October 19, 2010 with the Securities and Exchange Commission and are hereby referenced.  In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included.  Operating results for the three months ended May 31, 2011 and for the period June 2, 2008 (inception) through May 31, 2011 are not necessarily indicative of the results that may be expected for the year ended August 31, 2011.

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

The Company has capitalized costs of the acquired intellectual properties consisting of $262,500 including thirty-five (35) individual children’s songs at May 31, 2011. The Company begins amortizing intellectual property costs, using the straight-line method over the estimated useful life of 3 years, once it is put into service. At May 31, 2011, the intellectual properties have not been put into service.

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

Recent Accounting Pronouncements

The Company has evaluated all the recent accounting pronouncements through May 31, 2011 and believes that none of them, including those not yet effective, will have a material effect on the financial position or results of operations of the Company.

NOTE 3 – GOING CONCERN

The Company’s financial statements are prepared in accordance with generally accepted accounting principles applicable to a going concern.  This contemplates the realization of assets and the liquidation of liabilities in the normal course of business.  Currently, the Company does not have cash nor material assets, nor does it have operations or a source of revenue sufficient to cover its operation costs and allow it to continue as a going concern.  The Company has a deficit accumulated since inception (June 2, 2008) through May 31, 2011 of ($18,000).The Company will be dependent upon the raising of additional capital through placement of our common stock in order to implement its business plan.  There can be no assurance that the Company will be successful in either situation in order to continue as a going concern.  The Company has funded its initial operations, from inception to May 31, 2011, by way of issuing common shares and loans from related parties.  As of June 10, 2011, the Company had issued 6,000,000 common shares for a total of $40,000. These financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts, or amounts and classification of liabilities that might result from this uncertainty.

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

As of May 31, 2011, the Company has not granted any stock options and has not recorded any stock-based compensation.

On July 30, 2010, the sole officer and director of the Company purchased 1,000,000 shares of the common stock in the Company at $0.005 per share for $5,000. On July 31, 2010, eight (8) individuals (including four (4) minor aged children) purchased 4,500,000 shares of the common stock in the Company at $0.005 per share for $22,500.  These 4,500,000 common shares were issued as a deposit on an agreement to purchase intellectual properties and issued in accordance with the documents. On April 30, 2011, the Company issued 500,000 shares of common stock (at $0.025 per common share) to a related party as payment of debt in the amount of $12,500.

The Company has 6,000,000 shares issued and outstanding as at May 31, 2011.

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

The components of the Company’s deferred tax asset as of May 31, 2011 are as follows:

May 31, 2011
Net operating loss carry forward	$18,000
Times Tax at Statutory rate	35%

Deferred Tax Asset	6,300
Valuation allowance	(6,300)

Net deferred tax asset	$0

The net federal operating loss carry forward will expire between 2028 and 2029.  This carry forward may be limited upon the consummation of a business combination under IRC Section 381.

NOTE 7 – RELATED PARTY TRANSACTIONS

During the period from June 2, 2008 (inception) through May 31, 2011 the former sole officer and director made advances to the Company from time to time.  At May 31, 2011, the amount was $0.

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

Overview

We are a development stage company incorporated in the state of Florida in June, 2008. The Company was substantially inactive until July, 2010. On July 31, 2010, we acquired intellectual property consisting of thirty-five (35) children’s songs to market and sell through distribution channels throughout the United States and foreign territories children’s intellectual properties, including original children’s music, videos and discs. Emphasis will be placed on creating original children’s music having a CD format that is personalized for the child’s individual name and download songs on the internet.

Going Concern

Our financial statements have been prepared on the basis of accounting principles applicable to a going concern. As a result, they do not include adjustments that would be necessary if we were unable to continue as a going concern and would therefore be obligated to realize assets and discharge our liabilities other than in the normal course of operations.  As reflected in the accompanying financial statements, the Company is in the development stage with no revenues, has used cash flows in operations of ($17,400) from inception of June 2, 2008 to May 31, 2011 and has an accumulated deficit of ($17,400) through May 31, 2011.

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

Results for the Three Months Ended May 31, 2011

Revenues. The Company’s revenues for the three months ended May 31, 2011 were $0. Additionally, the Company has not had any revenues from inception (June 2, 2008) to May 31, 2011.

Legal and Accounting Expenses. Legal and Accounting expenses for the three months ended May 31, 2011 were $1,000. These legal and accounting expenses were a direct result of professional fees associated with the company’s filings required by the Securities and Exchange Commission.

General and Administrative Expenses. General and administrative expenses for the three months ended May 31, 2011 were $816.  These expenses are normal and reoccurring for our Company as a development stage entity.

Net Loss. Net loss for the three months ended May 31, 2011 was $4,416.  The net loss was typical for a development stage company and is recurring in nature until such time as we become more active with the implementation of our business plan.

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

As of May 31, 2011, total current assets were $100.

As of May 31, 2011, total current liabilities were $0. As of August 31, 2010, total current liabilities were $6,384, which consisted of $5,700 of accounts payable and $684 of loans from related parties.  We had net working capital of $100 as of May 31, 2011, compared to net working deficit capital of ($1,384) at August 31, 2010.

During the three months ended May 31, 2011, operating activities used cash of $0.

Material Commitments

The Company does not have any material commitments as of May 31, 2011.

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

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.

On April 30, 2011, we issued 500,000 common shares (at $0.025 per common share) for payment of liabilities to related parties of $12,500. The issuance of the common stock was exempt from registration under the Act by virtue of Section 3(a)9.

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

END FUEL CORP.

DATE: June 15, 2011	By:	/s/ Alfred Fernandez
Alfred Fernandez
President, Chief Financial Officer, Principal Executive Officer, and Principal Accounting and Financial Officer