Form 10-K
period 2011-08-31
SOUND KITCHEN ENTERTAINMENT GROUP, INC.
filed 2011-10-07
CIK 1503227

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-K

|X| ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT
    OF 1934

                   For the fiscal year ended: August 31, 2011

|_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE
    ACT OF 1934

                       Commission File Number: 333-170016

                    SOUND KITCHEN ENTERTAINMENT GROUP, INC.
                    ---------------------------------------
             (Exact Name of Registrant as Specified in Its Charter)

            FLORIDA                                     90-0599877
            -------                                     ----------
(State or other jurisdiction of          (I.R.S. Employer Identification Number)
 incorporation or organization)

                              7076 Spyglass Avenue
                               Parkland, FL 33076
                              --------------------
              (Address of principal executive office and zip code)

                                 (954) 599-3672
                                 --------------
              (Registrant's telephone number, including area code)

                                 END FUEL CORP.
              ----------------------------------------------------
              (Former name, former address and former fiscal year,
                         if changed since last report)

          Securities Registered Pursuant to Section 12 (B) of the Act:

     Title of Each Class               Name of Each Exchange on Which Registered
     -------------------               -----------------------------------------
PREFERRED STOCK PAR VALUE $0.001                         NONE
COMMON STOCK PAR VALUE    $0.001                         NONE

        Securities Registered Pursuant to Section 12(G) of the Act: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes |_| No |X|

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes |_| No |X|

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No |_|

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. |X|

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of "accelerated filer and large accelerated filer" in Rule 12b-2 of the Exchange Act. (Check one):

         Large accelerated filer |_|      Accelerated filer |_|
         Non-accelerated filer |_|        Smaller reporting company |X|

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes | | No |X|

As of August 31, 2011, the aggregate market value of such shares held by non-affiliates of the Registrant's common stock was approximately $17,500. Shares of the Registrant's common stock held by each executive officer and director have been excluded in that such persons may be deemed to be affiliates of the Registrant. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date.

              CLASS OF STOCK               SHARES AS OF SEPTEMBER 15, 2011
      -------------------------------      -------------------------------
      Common Stock, $0.001 par value                  31,500,000

                    SOUND KITCHEN ENTERTAINMENT GROUP, INC.
                                   FORM 10-K
                  For the Fiscal Period Ended August 31, 2011

                               TABLE OF CONTENTS
                                                                            Page
                                                                            ----
Cautionary Note Regarding Forward-Looking Statements .......................   3

Availability Of Information ................................................   4

PART I
     Item 1.  Business .....................................................   5

     Item 1A. Risk Factors .................................................   9

     Item 1B. Unresolved Staff Comments ....................................  13

     Item 2.  Properties ...................................................  13

     Item 3.  Legal Proceedings ............................................  13

     Item 4.  Submission Of Matters To A Vote Of Security Holders ..........  13

PART II
     Item 5.  Market For Registrant's Common Equity, Related Stockholder
               Matters and Issuer Purchases of Equity Securities ...........  13

     Item 6.  Selected Financial Data ......................................  14

     Item 7.  Management's Discussion and Analysis of Financial Condition
               and Results of Operations Results of Operations Year Ended
               August 31, 2011 vs. Year Ended August 31, 2010...............  15

     Item 7A. Quantitative and Qualitative Disclosures About Market Risk ...  18

     Item 8.  Financial Statements and Supplementary Data ..................  18

     Item 9.  Changes In and Disagreements With Accountants on Accounting
               and Financial Disclosure ....................................  18

     Item 9A. Controls and Procedures ......................................  18

     Item 9B. Other Information ............................................  20

PART III
     Item 10. Directors, Executive Officers and Corporate Governance .......  21

     Item 11. Executive Compensation .......................................  24

     Item 12. Security Ownership of Certain Beneficial Owners and Management
               and Related Stockholder Matters .............................  25

     Item 13. Certain Relationships and Related Transactions, and Director
               Independence ................................................  27

     Item 14. Principal Accounting Fees And Services .......................  26

PART IV
     Item 15. Exhibits - Financial Statement Schedules .....................  27

OTHER
              Signatures ...................................................  28

              CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

Certain statements in this Annual Report on Form 10-K may constitute "forward-looking" statements as defined in Section 27A of the Securities Act of 1933 (the "Securities Act"), Section 21E of the Securities Exchange Act of 1934 (the "Exchange Act"), the Private Securities Litigation Reform Act of 1995 (the "PSLRA") or in releases made by the Securities and Exchange Commission ("SEC"), all as may be amended from time to time. Forward-looking statements include, but are not limited to, statements that express our intentions, beliefs, expectations, strategies, predictions or any other statements relating to our future activities or other future events or conditions. These statements are based on current expectations, estimates and projections about our business based, in part, on assumptions made by management. Forward-looking statements can be identified by, among other things, the use of forward-looking language, such as the words "plan," "believe," "expect," "anticipate," "intend," "estimate," "project," "may," "will," "would," "could," "should," "seeks," or "scheduled to," or other similar words, or the negative of these terms or other variations of these terms or comparable language, or by discussion of strategy or intentions. These statements are not guarantees of future performance and involve risks, uncertainties and assumptions that are difficult to predict. Therefore, actual outcomes and results may, and are likely to, differ materially from what is expressed or forecasted in the forward-looking statements due to numerous factors, including those described above and those risks discussed from time to time in this Annual Report on Form 10-K, including the risks described under "Risk Factors," and "Management's Discussion and Analysis of Financial Condition and Results of Operations" in this report and in other documents which we file with the Securities and Exchange Commission. In addition, such statements could be affected by risks and uncertainties related to our ability to raise any financing which we may require for our operations, competition, government regulations and requirements, pricing and development difficulties, our ability to make acquisitions and successfully integrate those acquisitions with our business, as well as general industry and market conditions and growth rates, and general economic conditions. Any forward-looking statements speak only as of the date on which they are made, and we do not undertake any obligation to update any forward-looking statement to reflect events or circumstances after the date of this report.

This Form 10-K contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. These statements are therefore entitled to the protection of the safe harbor provisions of these laws. These forward-looking statements involve risks and uncertainties, and relate to future events or our future financial or operating performance. These statements include, but are not limited to, statements concerning:

   o  the anticipated benefits and risks of our business relationships;

   o  our ability to attract retail and business customers;

   o  the anticipated benefits and risks associated with our business strategy;

   o  our future operating results;

   o the anticipated size or trends of the market segments in which we compete and the anticipated competition in those markets;

   o  potential government regulation;

   o our future capital requirements and our ability to satisfy our capital needs;

   o  the potential for additional issuances of our securities;

   o our plans to devote substantial resources to our sales and marketing teams;

   o the possibility of future acquisitions of businesses, products or technologies;

   o  our belief that we can attract customers in a cost-efficient manner;

   o our belief that current or future litigation will likely not have a material adverse effect on our business;

   o the ability of our online marketing campaigns to be a cost-effective method of attracting customers;

   o our belief that we can internally develop cost-effective branding campaigns;

   o the results of upgrades to our infrastructure and the likelihood that additional future upgrades can be implemented without disruption of our business;

   o our belief that we can maintain or improve upon customer service levels that we and our customers consider acceptable;

   o our belief that our information technology infrastructure can and will support our operations and will not suffer significant downtime;

   o statements about our community site business and its anticipated functionality;

   o our belief that we can maintain inventory levels at appropriate levels despite the seasonal nature of our business; and,

   o our belief that we can successfully offer and sell a constantly changing mix of products and services.

AVAILABILITY OF INFORMATION

You may read and copy any materials the Company files with the SEC at the SEC's Public Reference Room at 100 F Street, N.E., Room 1580, Washington, D.C. 20549. Copies of such materials also can be obtained free of charge at the SEC's website, www.sec.gov, or by mail from the Public Reference Room of the SEC, at prescribed rates. Please call the SEC at 1-800-SEC-0330 for further information on the operation of the Public Reference Room. The SEC maintains an Internet site that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC. This information can be accessed at the web site http://www.sec.gov.

                                     PART I

ITEM 1. BUSINESS

BACKGROUND AND CORPORATE INFORMATION
------------------------------------

INTRODUCTION

SOUND KITCHEN ENTERTAINMENT GROUP, INC. ("THE COMPANY") is a development stage company, incorporated in the State of Florida on June 2, 2008 and commenced operations on July 31, 2010 with the acquisition of thirty-five (35) children's original songs having each song recorded in over two-hundred (200) individual children's names.

We commenced our initial public offering on January 27, 2011, pursuant to that certain Registration Statement on Form S-1 (Commission File No. 333-170016), which was declared effective by the Securities and Exchange Commission on that date. We registered 1,000,000 shares of Common Stock for sale by the Company for an aggregate offering price of $25,000. At August 31, 2011, we have not sold any shares of Common Stock in the offering.

In August, 2011, we filed Amended and Restated Articles of Incorporation with the Secretary of State of Florida which:

   o changed the name of the corporation to Sound Kitchen Entertainment Group, Inc.

   o increased the number of authorized shares of common stock from 100,000,000 shares to 500,000,000 shares and fixed a par value of $0.001 per share,

   o authorized a class of 10,000,000 shares of blank check preferred stock, par value $0.001 per share, and

   o included indemnification provisions customary under Florida law, as well as election not to be governed by the provisions of the Florida Business Corporation Act governing affiliated transactions and an election to be governed by the provisions related to control share acquisitions.

In August, 2011, we elected Russ Regan as our Chief Executive Officer and Chairman of the Board of Directors. Additionally, we elected Alfred Fernandez (our former sole officer and director) as our Chief Financial Officer, Secretary and a Board of Director member.

We have not generated any revenues to date and our activities have been limited to developing our Business Plan. We will not have the necessary capital to develop our Business Plan until we are able to secure financing and funding from the proceeds of our common stock offering. There can be no assurance that such financing will be available on suitable terms. See "Management's Discussion and Analysis Plan of Operations" and "Liquidity and Capital Resources." We have no revenues, have achieved losses since inception, have no operation and have been issued a going concern opinion, we must rely upon the sale of our securities to funds operations.

The following description of our business is intended to provide an understanding of our Company and the direction of our strategy.

                              STRATEGY AND SERVICE

Strategy and Products

We believe that there is a strong need for children's intellectual properties and products having a personalized approach. Through our intended product line offering, we intend to create real product awareness that encourage the consumer to purchase and listen to the music on many occasions with multiple people in attendance. We intend to distribute our children's products through independent distributors as our business plan develops in the future. There can be no assurances that an independent distributor will accept our products once presented and if this event happens, the Company will fail. Our strategy is keeping the consumer and user satisfied with creative children's music and products.

Our products, consisting of our thirty-five (35) songs, having personalization for approximately 200 children's names, being marketed in three (3) primary formats consisting of Compact Disc (CD), Video (DVD) and MP3 (Direct Download). The present strategy of marketing these products to the end user (the consumer's point of purchase) is through the efforts of independent distributors specializing in marketing these types of formats. The ultimate consumer will be able to purchase our products through the normal source of physical retailers allowing the consumer to purchase inventories of our CD/DVD products and ecommerce through the internet via direct downloads.

Sales and Marketing

We intend to employ a consultant on or before December 31, 2011, whose responsibility will be to visit independent distributors and other merchants throughout the United States and foreign territories to market our children's intellectual properties and products for the holiday season of 2012. We plan on commencing a search for this consultant in October, 2011 and have not interviewed anyone to date for this position. We intend to develop a non-salaried, sales commission only sales representative organization responsible to handle specialized foreign territory distributors.

Advertising

We intend to advertise in trade journals, children's consumer magazines, and various web portals in the future. We will also seek to enter into strategic arrangements with businesses that we feel are complementary to our business. We believe that we will also gain interest from other web sites, trade journals and consumer magazines for public relations.

                                   MANAGEMENT

It is intended that our Chief Executive Officer and Chief Financial Officer will provide all the labor for the company initially and then hiring either employees or using independent contractors as sales growth demands.

                                  COMPETITION

There are many competitors for similar children's products and most (if not all) have more experience and are substantially better financed than us. We believe the most effective way to be successful against this competition is a combination of quality products reasonably priced and providing exceptional customer service. We intend to make ourselves available by phone and email to customers on a personal level. This type of service is typically lacking with internet sales.

                                    STAFFING

As of September 15, 2011, SOUND KITCHEN ENTERTAINMENT GROUP, INC. has no permanent staff. Our Chief Executive Officer, Russ Regan and our Chief Financial Officer, of the company, have the flexibility to work on SOUND KITCHEN ENTERTAINMENT GROUP, INC. up to 15 hours per week. Both are prepared to devote more time to our operations as may be required and have not received any fixed salary except for the issuance of common shares for the year ending August 31, 2011.

EMPLOYEES AND EMPLOYMENT AGREEMENTS

At present, SOUND KITCHEN ENTERTAINMENT GROUP, INC. has no employees other than its chief executive officer and chief financial officer. There are no employment agreements in existence. The company presently does not have, pension, health, annuity, insurance, stock options, profit sharing, or similar benefit plans; however, the company may adopt plans in the future. There are presently no personal benefits available to the company's officers and directors.

During the initial implementation of our marketing strategy, the company intends to hire independent consultants to develop and market its products, rather than hire full time development, consulting, marketing and administrative employees.

MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

This section of the filing of the Form 10-K for the period ended August 31, 2011 includes a number of forward-looking statements that reflect our current views with respect to future events and financial performance. Forward-looking statements are often identified by words like: "believe", "expect", "estimate", "anticipate", "intend", "project" and similar expressions, or words which, by their nature, refer to future events. You should not place undue certainty on these forward-looking statements, which apply only as of the date of this prospectus. These forward-looking statements are subject to certain risks and uncertainties that could cause actual results to differ materially from historical results or our predictions.

We are a development stage company and have not yet generated or realized any revenues from business operations. Our auditors have issued a going concern opinion. This means there is substantial doubt that we can continue as an on-going business for the next twelve (12) months unless we obtain additional capital to pay our bills. This is because we have not generated any revenues and no revenues are anticipated until we begin marketing our products to customers. Accordingly, we must raise cash from sources other than revenues generated such as from the proceeds of loans, sale of common shares and advances from related parties.

From inception of operations to August 31, 2011, the company's business operations have primarily been focused on developing our business plan and obtaining market research.

LIMITED OPERATING HISTORY; NEED FOR ADDITIONAL CAPITAL

There is no historical financial information about us upon which to base an evaluation of our performance. SOUND KITCHEN ENTERTAINMENT GROUP, INC. was incorporated in the State of Florida in June, 2008 and commenced operations in July, 2010; we are a development stage company attempting to enter the production, development and marketing of children's products. We have not generated any revenues from our operations and we cannot guarantee the success in our business operations. Our business is subject to risks inherent in the establishment of a new business enterprise, including the financial risks associated with the limited capital resources currently available to us for the implementation of our business strategies. (See "Risk Factors"). To become profitable and competitive, we must develop the Business and marketing plans for execution. Our sole officer and director undertakes to provide us with initial operating and loan capital to sustain our business plan over the next twelve
(12) month period partially through advances from related parties and sale of securities. We will also seek alternative financing through means such as borrowings from institutions or private individuals.

                               PLAN OF OPERATION

Since inception (June 2, 2008) and commencement of operations (July 31, 2010) to August 31, 2011, SOUND KITCHEN ENTERTAINMENT GROUP, INC. has spent a total of $425,300 on the start-up development costs and we have not generated any revenue from business operations.

The company incurred expenditures of $19,400 for accounting services, the preparation of audited financial statements, tax returns and legal services. The company also had expenditures for general administrative costs, $8,400 and consultants, $397,500. The company issued 15,900,000 common shares having a value of $0.025 per share as payment of consulting fees for the year ending August 31, 2011.

Since inception, the majority of the company's time has been spent refining its business plan, marketing, conducting industry research, and preparing for additional financing and funding of operations.

OUR CHALLENGES

Our ability to successfully operate our business and achieve our goals and strategies is subject to numerous challenges and risks as discussed more fully in the section titled "Risk Factors," including for example:

   o any inability to effectively manage rapid growth and accurately project market demand for our product offerings;

   o  risks associated with future investments or acquisitions;

   o economic, political, regulatory, legal and foreign exchange risks associated with web-based enterprises;

   o  any loss of key members of our senior management; and,

   o  unexpected changes in economic situations or legal environment.

You should read and consider the information set forth in "Risk Factors" and all other information set forth in this filing.

                         SUMMARY FINANCIAL INFORMATION

The following table sets forth a summary of the financial data for SOUND KITCHEN ENTERTAINMENT GROUP, INC. for the period ended August 31, 2011 and 2010. This information should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" and our financial statements and related notes appearing elsewhere in this filing.

                                               12 Months Ended   12 Months Ended
                                                  August 31,         August 31,
                                                     2011              2010
                                               ---------------   ---------------
Revenues ...................................      $      --         $      --
Operating expenses .........................        418,916             6,384
Other income/(expense) .....................             (0)               (0)
Net loss before taxes ......................       (418,916)           (6,384)
Income taxes ...............................             --                --
Net (loss) .................................        418,916)           (6,384)
Loss per share - basic and diluted .........          ($.07)           ($.001)

As to Balance Sheets:                               as of             as of
                                                  August 31,        August 31,
                                                     2011              2010
                                               ---------------   ---------------
Working capital (deficit) ..................      $ (10,300)        $  (1,384)
Current assets .............................            100              5000
Total assets ...............................        262,600           267,500
Current liabilities ........................         10,400             6,384
Total liabilities ..........................         10,400           246,384
TOTAL STOCKHOLDERS' EQUITY..................        252,200            21,116

OUR ADDRESSES

The address of the Company's principal executive office is 7076 Spyglass Avenue, Parkland, FL 33076, and our telephone number is (954) 599-3672.

ITEM 1A. RISK FACTORS

An investment in a children's entertainment company with no history of operations such as ours involves an unusually high amount of risk, unknown and known, present and potential, including, but not limited to the risks enumerated below.

Our failure to successfully address the risks and uncertainties described below would have a material adverse effect on our business, financial condition and/or results of operations, and the trading price of our common stock may decline and investors may lose all or part of their investment. We cannot assure you that we will successfully address these risks or other unknown risks that may affect our business.

RISKS ASSOCIATED WITH SOUND KITCHEN ENTERTAINMENT GROUP, INC.:

BECAUSE OUR AUDITORS HAVE ISSUED A GOING CONCERN OPINION, THERE IS SUBSTANTIAL UNCERTAINTY WE WILL CONTINUE ACTIVITIES IN WHICH CASE YOU COULD LOSE YOUR INVESTMENT.

Our auditors have issued a going concern opinion. This means that there is substantial doubt that we can continue as an ongoing business for the next twelve months. As such we may have to cease activities and you could lose your entire investment.

OUR SUCCESS IS DEPENDENT ON CURRENT MANAGEMENT, WHO MAY BE UNABLE TO DEVOTE SUFFICIENT TIME TO THE DEVELOPMENT OF OUR BUSINESS; THIS POTENTIAL LIMITATION COULD CAUSE THE BUSINESS TO FAIL.

The Company is heavily dependent on our Chief Executive Officer, Russ Regan. If something were to happen to him, it would greatly delay the Company's planned marketing and development of its children's property. Furthermore, there is no assurance that suitable people could be found to replace Mr. Reagan. In that instance, the Company may be unable to further its business plan.

Mr. Reagan, our Chief Executive Officer and Chairman of the Board of Directors, is involved in other business activities and may, in the future, become involved in other business opportunities. If a specific business opportunity becomes available, Mr. Reagan may face a conflict in selecting between the Company and his other business interests. The Company has not formulated a policy for the resolution of such conflicts.

Additionally, Mr. Reagan is employed outside of SOUND KITCHEN ENTERTAINMENT GROUP, INC. Mr. Reagan has been and continues to expect to be able to commit approximately 15 hours per week of his time, to the development of our business for the next twelve months. If management is required to spend additional time with his outside employment, he may not have sufficient time to devote to SOUND KITCHEN ENTERTAINMENT GROUP, INC., and as a result SOUND KITCHEN ENTERTAINMENT GROUP, INC. would be unable to develop its business plan.

IF WE EXPAND OUR OPERATIONS AND FAIL TO MANAGE THE RESULTING GROWTH EFFECTIVELY, OUR BUSINESS WILL BE HARMED.

Our plans include obtaining additional children's intellectual properties, producing and marketing to distributors. Our growth strategy is subject to significant risks which you should carefully consider before purchasing the shares we are offering.

Upon completion of this offering, we plan on researching our product lines. Some products may be slow to achieve profitability or may not become profitable at all, which will result in losses. There can be no assurance that we will succeed.

We intend to enter into markets where the climate is favorable to our business. However, we may be unable to enter such markets successfully. Our systems, procedures and controls may not be adequate to support the expansion of our business operations. Significant growth will place managerial demands on all aspects of our operations. Our future operating results will depend substantially upon our ability to manage changing business conditions and to implement and improve our technical, administrative and financial controls and reporting systems.

WE WILL INCUR INCREASED COSTS AS A RESULT OF BEING A PUBLIC COMPANY

As a public company, we incur significant legal, accounting and other expenses that a private company does not incur. In addition, the Sarbanes-Oxley Act of 2002, as well as new rules subsequently implemented by the Securities and Exchange Commission has required changes in corporate governance practices of public companies. We expect that these new rules and regulations will increase our legal and financial compliance costs and will make some activities more time-consuming and costly. For example, as a result of becoming a public company, we need to create additional board committees and adopt additional policies regarding internal controls and disclosure controls and procedures. We will incur additional costs associated with public company reporting requirements and compliance with the internal controls of Section 404 of the

Sarbanes-Oxley Act of 2002. We also expect these new rules and regulations will make it more difficult and more expensive for us to obtain directors' and officers' liability insurance. As a result, our general and administrative expenses will likely increase and it may be more difficult for us to attract and retain qualified persons to serve on our board of directors or as executive officers. We are currently evaluating and monitoring developments with respect to these new rules, and we cannot predict or estimate the amount of additional costs we may incur or the timing of such costs. Being a public company requires the additional expenses of an independent Certified Public Accountant, proper legal representation and the fulfillment of the requirements of the Securities and Exchange Commission, which we will incur.

OUR CHIEF EXECUTIVE OFFICER LACKS THE EXPERIENCE OF OPERATING A PUBLIC COMPANY THAT IS A REPORTING COMPANY WITH THE SECURITIES AND EXCHANGE COMMISSION OR OTHER REGULATORY AUTHORITIES

Our chief executive officer and chairman of the board of directors has never been the operating manager of a publicly held entity, which is required to file on a timely basis with the Securities and Exchange Commission. Therefore, an investor should evaluate the high risks associated with management that lacks prior expertise as regulated by the Securities and Exchange Commission.

WE FACE COMPETITION FROM TRADITIONAL AND INTERNET MEDIA COMPANIES THAT ARE SUBSTANTIALLY BETTER FUNDED AND HAVING SIGNIFICANTLY MORE KNOWLEDGE AND PRODUCT AVAILABILITY WHICH COULD HARM OUR OPERATING RESULTS.

Almost all of our competitors and potential competitors presently have considerably greater financial and other resources, experience in market penetration than us. Management believes that we may be able to distinguish our products by introducing new and innovative children's products that are personalized in an industry that has been catering to the general public.

Similarly, in our children's entertainment business, our competition includes many companies with significantly greater experience, larger client bases, and substantially greater financial resources. There are significant barriers to entry including large capital requirements and the recruitment and retention of qualified, experienced employees. As our business plan develops, we plan to engage the services of outside consultants and independent distribution companies having the experience and knowledge in the area of children's intellectual properties

We cannot assure you that we will be able to compete in any of our business areas effectively with current or future competitors or that the competitive pressures faced by us will not have a material adverse effect on our business, financial condition and operating results which will cause the Company's business failure.

IF WE CANNOT OBTAIN INDEPENDENT CONSULTANTS AND DISTRIBUTORS, THE COMPANY WILL FAIL

We cannot assure you that we will be able to obtain independent consultants and distributors market our products. Since our management does not have the past expertise to market our products, the company is relying on independent consultants and distributors to complete our business plan. Therefore, if the Company does not obtain independent consultants and/or distributors, the Company's business plan will not be completed and therefore the Company will fail.

IF WE COMPLETE A FINANCING THROUGH THE SALE OF ADDITIONAL SHARES OF OUR COMMON STOCK IN THE FUTURE, THEN SHAREHOLDERS WILL EXPERIENCE DILUTION.

The most likely source of future financing presently available to us is through the sale of shares of our common stock. Any sale of common stock will result in dilution of equity ownership to our existing shareholder. This means that if we sell shares of our common stock, more shares will be outstanding and our existing shareholder will own a smaller percentage of the shares then outstanding. To raise additional capital we may have to issue additional shares, which may substantially dilute the interests of the existing shareholder. Alternatively, we may have to borrow large sums, and assume debt obligations that require us to make substantial interest and capital payments.

BECAUSE THERE IS NO PUBLIC TRADING MARKET FOR OUR COMMON STOCK, YOU MAY NOT BE ABLE TO RESELL YOUR STOCK.

There is currently no public trading market for our common stock. Therefore there is no central place, such as stock exchange or electronic trading system to resell your shares.

THERE IS CURRENTLY NO MARKET FOR SOUND KITCHEN ENTERTAINMENT GROUP, INC. COMMON STOCK, BUT IF A MARKET FOR OUR COMMON STOCK DOES DEVELOP, OUR STOCK PRICE MAY BE VOLATILE.

There is currently no market for Sound Kitchen Entertainment Group, Inc. common stock. If a market develops, it is anticipated that the market price of Sound Kitchen Entertainment Group, Inc. common stock will be subject to wide fluctuations in response to several factors including:

   o The ability to complete the development of Sound Kitchen Entertainment Group, Inc's anticipated marketing plan;

   o The market price of the products SOUND KITCHEN ENTERTAINMENT GROUP, INC. anticipates marketing; and

   o  The ability to hire and retain competent personal in the future.

SOUND KITCHEN ENTERTAINMENT GROUP, INC. EXPECTS TO APPLY FOR QUOTATION ON THE OTC BULLETIN BOARD (OTCBB), WE MAY NOT BE APPROVED, AND EVEN IF APPROVED, WE MAY NOT BE APPROVED FOR TRADING ON THE OTCBB; THEREFORE SHAREHOLDERS MAY NOT HAVE A MARKET TO SELL THEIR SHARES, EITHER IN THE NEAR TERM OR IN THE LONG TERM, OR BOTH.

We expect to apply to the OTC Bulletin Board, we may not be approved to trade on the OTCBB, and we may not meet the requirements for listing on the OTCBB. If we do not meet the requirements of the OTCBB, our stock may then be traded on the "Pink Sheets," and the market for resale of our shares would decrease dramatically, if not be eliminated.

SOUND KITCHEN ENTERTAINMENT GROUP, INC. HAS LIMITED FINANCIAL RESOURCES AT PRESENT, AND PROCEEDS FROM THE OFFERING MAY NOT BE USED TO FULLY DEVELOP ITS BUSINESS.

SOUND KITCHEN ENTERTAINMENT GROUP, INC. has limited financial resources at present; as of August 31, 2011 it had $100 of cash on hand with liabilities of $10,400. If it is unable to develop its business plan, it may be required to divert certain proceeds from the sale of Sound Kitchen Entertainment Group, Inc's stock to general administrative functions. If SOUND KITCHEN ENTERTAINMENT GROUP, INC. is required to divert some or all of proceeds from the sale of stock to areas that do not advance the business plan, it could adversely affect its ability to continue by restricting the Company's ability to become quoted on the OTCBB; advertise and promote the Company and its products; travel to develop new marketing, business and customer relationships; and retaining and/or compensating professional advisors.

These risk factors, individually or occurring together, would likely have a substantially negative effect on Sound Kitchen Entertainment Group, Inc's business and would likely cause it to fail.

ITEM 1B. UNRESOLVED STAFF COMMENTS

Not Applicable.

ITEM 2. PROPERTIES

As of August 31, 2011, the Company did not lease or own any properties. Currently, the Company utilizes the offices of Steven Adelstein, our consultant and shareholder, at no cost to the Company.

ITEM 3. LEGAL PROCEEDINGS

The Company is not a party to any pending legal proceedings, and no such proceedings are known to be contemplated.

No known director, officer or affiliate of the Company and no owner of record or beneficial owner of more than 5.0% of the securities of the Company, or any associate of any such director, officer or security holder is a party adverse to the Company or has a material interest adverse to the Company in reference to pending litigation.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

On August 15, 2011, the Board of Directors and majority shareholders voted to amend the bylaws as follows:

   o changed the name of the corporation to Sound Kitchen Entertainment Group, Inc.

   o increased the number of authorized shares of common stock from 100,000,000 shares to 500,000,000 shares and fixed a par value of $0.001 per share,

   o authorized a class of 10,000,000 shares of blank check preferred stock, par value $0.001 per share, and

   o included indemnification provisions customary under Florida law, as well as election not to be governed by the provisions of the Florida Business Corporation Act governing affiliated transactions and an election to be governed by the provisions related to control share acquisitions.

                                    PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

MARKET FOR OUR COMMON STOCK
---------------------------

Our common stock is not quoted on any Exchange.

REPORTS TO STOCKHOLDERS
-----------------------

Our shareholders, through our filings on the web, including http://www.sec.gov, can review all of our period reporting requirements of the Exchange Act including our annual report for August 31, 2011 and 2010.

APPROXIMATE NUMBER OF HOLDERS OF OUR COMMON STOCK
-------------------------------------------------

At August 31, 2011, there were approximately 21 stockholders of record of our common stock.

SECURITIES AUTHORIZED FOR ISSUANCE UNDER EQUITY COMPENSATION PLANS
------------------------------------------------------------------

The Company has not adopted any equity compensation plan as of August 31, 2011.

DIVIDEND POLICY
---------------

We currently intend to retain and use any future earnings for the development and expansion of our business and do not anticipate paying any cash dividends in the near future.

ITEM 6. SELECTED FINANCIAL DATA

The selected statement of income data for the twelve (12) month period ended August 31, 2011 and from inception (June 2, 2008) thru August 31, 2011 and balance sheet data as of August 31, 2011 and 2010 are derived from our audited financial statements included elsewhere in this Report.

The following selected historical financial information should be read in conjunction with our financial statements and related notes and the information contained in Item 7. "Management's Discussion and Analysis of Financial Condition and Results of Operations."

                                                 TWELVE (12)     FROM INCEPTION
                                                MONTHS ENDED     (JUNE 2, 2008)
                                                 AUGUST 31,      THRU AUGUST 31,
STATEMENT OF OPERATIONS DATA:                       2011              2011
                                                ------------     ---------------
Sales revenue: .............................     $        -        $        -
Cost of sales ..............................              -                 -
Gross profit ...............................              -                 -
Expenses:
   General and Administrative expenses .....          7,716             8,400
   Consulting Fees .........................        397,500           397,500
   Legal and Accounting.....................         13,700            19,400
   Amortization ............................              0                 0
      Total operating expenses .............        418,916           425,300

Loss from Operations .......................       (418,916)         (425,300)
Net Loss ...................................     $ (418,916)       $ (425,300)

Loss per Share - basic and diluted .........     $     (.07)

Weighted average number of shares
 outstanding - basic and diluted ...........      6,103,288

                                                          AUGUST 31,
BALANCE SHEET DATA:                                 2011              2010
                                                 ----------        ----------
Cash and cash equivalents ..................     $      100        $    5,000
Working capital (deficit) ..................        (10,300)           (1,384)
Total assets ...............................        262,600           267,500
Total current liabilities ..................         10,400             6,384
Long term liability ........................              0           240,000
Total liabilities ..........................         10,400           246,384
Total stockholders' equity .................        252,200            21,116

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

OUR CORPORATE HISTORY

We were incorporated on June 2, 2008 in the State of Florida and commenced operations in July, 2010 and we have no subsidiaries. We have not generated any revenues from inception through August 31, 2011. We intend to commence marketing operations of our products as a development stage company in the fourth quarter of the calendar year of 2011. We intend to market as an independent children's developer of intellectual property and products and sell through independent distribution channels throughout the United States and foreign territories. Emphasis will be placed on developing children's intellectual properties with focus on personalized children's music. Our company owns children's recordings of thirty-five (35) individual songs having each in over 200 children's names. Our business plan provides that these recordings be marketed through independent distributors for CD, videos (DVD) and internet downloads (MP3's). These are just a few of the intended children's intellectual properties in our line of product offerings to be developed.

RESULTS OF OPERATIONS
--------------------------------------------------------------------------------

SALES REVENUES

STATEMENT OF OPERATION ITEMS
----------------------------

Results of Operations for the year ended August 31, 2011 compared to the year ended August 31, 2010.

For the twelve (12) months ended August 31, 2011 and cumulative from June 2, 2008 (inception) through August 31, 2011, we had zero (0) revenues from operations and a loss from operations of $(418,916) and $(6,384) respectively.

   o  General and Administrative Expenses

      For the twelve (12) months ended August 31, 2011, General and Administrative expenses increased $7,032 from $684 for the year ending August 31, 2010 to $7,716 for year ending August 31, 2011. These expenses for the year ending August 31, 2011 are considered normalized annual expenses.

   o  Legal and Accounting Expenses

      For the twelve (12) months ended August 31, 2011, Legal and Accounting expenses increased $8,000 from $5,700 for the year ending August 31, 2010 to $13,700 for year ending August 31, 2011. We incurred increased legal and accounting fees to be current with our filings with the Securities and Exchanges Commission.

   o  Consulting, Marketing and Advertising

      For the twelve (12) months ended August 31, 2011, consulting, fees increased $397,500 from $0 for the year ending August 31, 2010. We issued 15,900,000 common shares to various consultants during the twelve (12) months ending August 31, 2011 as payment for $397,500 of consulting fees. The common shares issued were valued at $0.025 per common share. Included in these consulting fees were payments to our chief executive officer as of August 26, 2011 for prior consulting fees of $62,500. Additionally, we issued 600,000 common shares to our former chief executive officer (now, our chief financial officer) for various consulting fees totally $15,000. As we continuously develop our products, we anticipate these expenses to increase accordingly.

Balance Sheet Items
-------------------

   o  INTELLECTUAL PROPERTIES

      Intellectual properties at August 31, 2011 were $262,500 as compared to $262,500 at August 31, 2010. The company shall commence the amortization of these intellectual properties once the intellectual property is put into service. The intellectual properties have an estimated useful life to be amortized over a three (3) year period once the intellectual property has been put into service. At August 31, 2011, these properties have not been put into service and are still under development.

   o  ACCRUED EXPENSES

      Accrued expenses at August 31, 2011 were $10,000 as compared to $5,700 at August 31, 2010, an increase of $4,300. The increase was a result of accruals for legal and accounting and other normalized expenses for the period ending August 31, 2011.

   o  ADVANCES FROM RELATED PARTIES

      Advances from related parties were $400 at August 31, 2011 as compared to $684 at August 31, 2010. From time to time, we borrow or receive advances from officers, directors and related parties. During the twelve (12) months ending August 31, 2011, we issued 516,000 common shares at $0.025 per shares totaling $12,900 as repayment of these loans and advances.

LIQUIDITY AND CAPITAL RESOURCES

As of August 31, 2011, we had cash and cash equivalent of $100. The following table provides detailed information about our net cash flow for August 31, 2011 and from inception (June 2, 2008) thru August 31, 2011.

                             STATEMENT OF CASH FLOW

                                                 TWELVE (12)     FROM INCEPTION
                                                MONTHS ENDED     (JUNE 2, 2008)
                                                  AUGUST 31,     THRU AUGUST 31,
                                                    2011              2011
                                                -------------    ---------------
Net cash (required) in operating activities      $  235,384        $  234,700
Net cash provided by financing activities ..       (240,284)         (234,600)
Net cash flow (deficit) ....................         (4,900)              100

To date, we have funded our cash and liquidity requirements to continue operations primarily through debt, advances and equity transactions with related parties. Additionally, we plan to raise funding through equity from our Form S-1 as filed with the Securities and Exchange Commission. However, until operating revenues increase significantly, we will continue to seek outside funding for the purpose of normalized operations and the acceleration of expansion of our operations resulting in additional cash flow. Without receiving any additional capital investment and/or related loans, management believes we will be unable to continue current business operations, and continue the current gradual expansion of our operations.

RECENT ACCOUNTING PRONOUNCEMENTS

Recent accounting pronouncements are described in Note 3 to the Consolidated Financial Statements.

OFF-BALANCE SHEET ARRANGEMENTS

We do not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on the Company's financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that would be material to investors.

PLAN OF OPERATIONS

We have established through internal marketing research that there is a market for our products of children's entertainment merchandise.

We are aware that the economic condition has slowed operations substantially in 2011 and 2010 and we anticipate this continuing through 2012 that the U.S. economy is currently in a state of uncertainty. In addition, we are aware that business trends relative to the Internet are constantly changing. The combination of changing trends relative to the Internet and uncertainty regarding economic growth could have a material impact on our short-term or long-term liquidity or revenues or income from operations.

OUR BUSINESS

The following description of our business contains forward-looking statements relating to future events or our future financial or operating performance that involves risks and uncertainties, as set forth above under "Special Note Regarding Forward-Looking Statements." Our actual results could differ materially from those anticipated in these forward-looking statements as a result of certain factors, including those set forth in Section 1A under the heading "Risk Factors" and elsewhere in this Form 10-K.

OUR MARKET PRESENCE

We are a development stage company to market and sell through distribution channels throughout the United States and foreign territories children's intellectual properties, including original children's music, videos and discs. Emphasis will be placed on creating original children's music having a CD format that is personalized for the child's individual name and download songs on the internet.

The Company, on July 31, 2010, had acquired intellectual property consisting of thirty-five (35) children's songs. The intellectual property acquired included all rights, title and interest and therefore the Company has title of one hundred percent (100%) ownership to the thirty-five (35) children's songs. We are currently developing, producing and editing these thirty-five (35) songs in anticipation of commencing a marketing presence for the holiday season of 2011.

Of the current original thirty-five (35) children's songs of which we have in our children's intellectual portfolio, the initial twelve (12) songs as follows will be marketed having two-hundred (200) individual children's names:

         1) "Wake Up"                        7) "Raccoon Advice"
         2) "Animal Sounds"                  8) "A Smile On Your Face"
         3) "Proper Manners"                 9) "Sea Captain"
         4) "The Fair"                      10) "The Ha-Ha Song"
         5) "Believe In Yourself"           11) "Family"
         6) "The Gift Of Love"              12) " A Little Lullaby"

OUR EMPLOYEES

As of August 31, 2011, SOUND KITCHEN ENTERTAINMENT GROUP, INC. has no permanent staff. Our officers and directors are prepared to devote time to our operations as may be required.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We do not use derivative financial instruments and have no foreign exchange contracts. Our financial instruments consist of cash and cash equivalents, trade accounts and contracts receivable, accounts payable and long-term obligations.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY FINANCIAL DATA

The full text of our audited financial statements as of August 31, 2011 and 2010 begins on page F-1 of this Annual Report on Form 10-K.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

CHANGE IN ACCOUNTANTS

During the fiscal years ended August 31, 2011 and 2010, there were no disagreements with Lake & Associates CPA LLC on any matter of accounting principles or practices, financial disclosure, or auditing scope or procedure. There were no reportable events, as described in Item 304(a)(1)(v) of Regulation S-K.

ITEM 9A. CONTROLS AND PROCEDURES

MANAGEMENT'S REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

Our management is responsible for establishing and maintaining adequate internal control over financial reporting. Internal control over financial reporting is defined in Rule 13a-15(f) or 15d-15(f) promulgated under the Securities Exchange Act of 1934 as a process designed by, or under the supervision of, the company's principal executive and principal financial officers and effected by the company's board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States of America and includes those policies and procedures that:

   - Pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of the assets of the company;

   - Provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with accounting principles generally accepted in the United States of America and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and

   - Provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the company's assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate. All internal control systems, no matter how well designed, have inherent limitations.

Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation. Because of the inherent limitations of internal control, there is a risk that material misstatements may not be prevented or detected on a timely basis by internal control over financial reporting. However, these inherent limitations are known features of the financial reporting process. Therefore, it is possible to design into the process safeguards to reduce, though not eliminate, this risk.

As of August 31, 2011 management assessed the effectiveness of our internal control over financial reporting based on the criteria for effective internal control over financial reporting established in Internal Control--Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO") and SEC guidance on conducting such assessments. Based on that evaluation, they concluded that, during the period covered by this report, such internal controls and procedures were not effective to detect the inappropriate application of US GAAP rules as more fully described below. This was due to deficiencies that existed in the design or operation of our internal controls over financial reporting that adversely affected our internal controls and that may be considered to be material weaknesses.

The matters involving internal controls and procedures that our management considered to be material weaknesses under the standards of the Public Company Accounting Oversight Board were: (1) lack of a functioning audit committee due to a lack of a majority of independent members and a lack of a majority of outside directors on our board of directors, resulting in ineffective oversight in the establishment and monitoring of required internal controls and procedures; (2) inadequate segregation of duties consistent with control objectives; and (3) ineffective controls over period end financial disclosure and reporting processes. The aforementioned material weaknesses were identified by our sole Officer in connection with the review of our financial statements as of August 31, 2011.

Management believes any of the matters noted above could result in a material misstatement in our financial statements in future periods.

MANAGEMENT'S REMEDIATION INITIATIVES

In an effort to remediate the identified material weaknesses and other deficiencies and enhance our internal controls, we have initiated, or plan to initiate, the following series of measures:

We will create a position to segregate duties consistent with control objectives and will increase our personnel resources and technical accounting expertise within the accounting function when funds are available to us. And, we plan to appoint one or more outside directors to our board of directors who shall be appointed to an audit committee resulting in a fully functioning audit committee who will undertake the oversight in the establishment and monitoring of required internal controls and procedures such as reviewing and approving estimates and assumptions made by management when funds are available to us.

Management believes that the appointment of one or more outside directors, who shall be appointed to a fully functioning audit committee, will remedy the lack of a functioning audit committee and a lack of a majority of outside directors on our Board.

We anticipate that these initiatives will be at least partially, if not fully, implemented by March 31, 2012. Additionally, we plan to test our updated controls and remediate our deficiencies by June 30, 2012.

CHANGES IN INTERNAL CONTROLS OVER FINANCIAL REPORTING

There was no change in our internal controls over financial reporting that occurred during the period covered by this report, which has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

ITEM 9B. OTHER INFORMATION.

AMENDMENT TO ARTICLES OF INCORPORATION OR BYLAWS

In August, 2011, we filed, amended and restated Articles of Incorporation with the Secretary of State of Florida which:

   o changed the name of the corporation to Sound Kitchen Entertainment Group, Inc.

   o increased the number of authorized shares of common stock from 100,000,000 shares to 500,000,000 shares and fixed a par value of $0.001 per share,

   o authorized a class of 10,000,000 shares of blank check preferred stock, par value $0.001 per share, and

   o included indemnification provisions customary under Florida law, as well as election not to be governed by the provisions of the Florida Business Corporation Act governing affiliated transactions and an election to be governed by the provisions related to control share acquisitions.

DEPARTURE OF DIRECTORS OR CERTAIN OFFICERS; ELECTION OF DIRECTORS; APPOINTMENT OF CERTAIN OFFICERS

On August 15, 2011, the Board of Directors elected Russ Regan as Chief Executive Officer and Chairman of the Board of Directors and Alfred Fernandez (our sole officer and director prior to August 15, 2011) as Chief Financial Officer and a member of the Board of Directors.

                                    PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS OF AND CORPORATE GOVERNANCE

Set forth below are the names of our directors, officers and significant employees, their ages, all positions and offices that they hold with us, the period during which they have served as such, and their business experience during at least the last five years. The Directors will serve until the next annual meeting of the stockholders or until their successors are elected or appointed and qualified. Executive officers will serve at the Board's discretion.

Our officers and directors will serve until his successor is elected and qualified. Our officers are elected by the Board of Directors to a term of one
(1) year and serve until their successor is duly elected and qualified, or until they are removed from office. The Board of Directors has no nominating, auditing or compensation committees.

The name, address, age and position of our president, secretary/treasurer, and director and vice president is set forth below:

Name and Address         Age    Position(s)
---------------------    ---    -----------
Russ Regan                82    Chief Executive Officer
2625 Angelo Drive               and Chairman of the Board of Directors
Los Angeles, CA 90077

Alfred Fernandez          47    Chief Financial Officer, Secretary
18775 S.W. 27th Ct              and Director
Miramar, FL  33029

The person named above has held his offices/positions since the inception of our company and is expected to hold his offices/positions until the next annual meeting of our stockholders.

BIOGRAPHICAL INFORMATION

RUSS REGAN, CHIEF EXECUTIVE OFFICER AND CHAIRMAN OF THE BOARD OF DIRECTORS:

On August 15, 2011, Mr. Regan was elected an officer and director of our company. For the past five (5) years, Mr. Regan has been, from February, 2007 to present, the Chief Executive Officer and Director of Clearvision International, Inc. (CVNI;OTC) and a consultant in the entertainment and recording areas. As the former president of both U&I Records and 20th Century Records, Mr. Regan has had many relationships with named artists and affiliations with other companies including, but not limited to, Gold River Productions, Inc, Seraph Security, Inc., Tymeless Music Group, Velocity Entertainment, Inc., eWorldEntertainment, Inc. and Crescent Financial Partners, Inc.

ALFRED FERNANDEZ, CHIEF FINANCIAL OFFICER AND A MEMBER OF THE BOARD OF
DIRECTORS:

On August 15, 2011, Mr. Fernandez was elected Chief Financial Officer of our company and remains a member of the Board of Directors. Alfred Fernandez, from July, 2010 to August 15, 2011, has been employed by our company and was the sole officer and director. Mr. Fernandez also acts as a consultant to several privately held entities.

Mr. Fernandez has served as Chief Financial Officer of MediaNet Group Technologies, Inc., a publicly held company, from July 2007 to July, 2010. Prior to joining the MediaNet Group Technologies, Inc., Mr. Fernandez served as Chief Financial Officer of Money Express Financial Corp., a privately traded international money service company from 2004 to May 2007. Mr. Fernandez is an active CPA and has a J.D. from Seton Hall University and a B.A. in Accounting from Rutgers University.

BOARD COMPOSITION AND MEETINGS OF THE BOARD OF DIRECTORS

The Board of Directors is currently composed of two (2) members. All actions of the Board of Directors require the approval of a majority of the Directors in attendance at a meeting at which a quorum is present.

COMMITTEES

Our Board of Directors currently has no committee.

Our Board of Directors has not established any committees, including an Audit Committee, a Compensation Committee or a Nominating Committee, any committee performing a similar function. The functions of those committees are being undertaken by the entire board as a whole. Because we do not have any independent directors, our Board of Directors believes that the establishment of committees of the Board would not provide any benefits to our company and could be considered more form than substance.

AUDIT COMMITTEE AND AUDIT COMMITTEE FINANCIAL EXPERT

One member of the Board of Directors is an "audit committee financial expert" within the meaning of Item 401(e) of Regulation S-B. In general, an "audit committee financial expert" is an individual member of the audit committee or Board of Directors who:

   o understands generally accepted accounting principles and financial statements,

   o is able to assess the general application of such principles in connection with accounting for estimates, accruals and reserves,

   o has experience preparing, auditing, analyzing or evaluating financial statements comparable to the breadth and complexity to our financial statements,

   o  understands internal controls over financial reporting, and

   o  understands audit committee functions.

INDEPENDENT DIRECTORS

WE DO NOT HAVE ANY INDEPENDENT DIRECTORS AND WE HAVE NOT VOLUNTARILY IMPLEMENTED VARIOUS CORPORATE GOVERNANCE MEASURES, IN THE ABSENCE OF WHICH, STOCKHOLDERS MAY HAVE MORE LIMITED PROTECTIONS AGAINST INTERESTED DIRECTOR TRANSACTIONS, CONFLICTS OF INTEREST AND SIMILAR MATTERS.

Recent Federal legislation, including the Sarbanes-Oxley Act of 2002, has resulted in the adoption of various corporate governance measures designed to promote the integrity of the corporate management and the securities markets. Some of these measures have been adopted in response to legal requirements. Others have been adopted by companies in response to the requirements of national securities exchanges, such as the NYSE or The NASDAQ Stock Market, on which their securities are listed. Among the corporate governance measures that are required under the rules of national securities exchanges are those that address Board of Directors' independence, audit committee oversight, and the adoption of a code of ethics. Our Board of Directors is comprised of two (2) individuals who are also our executive officers.

Our executive officers make decisions on all significant corporate matters such as the approval of terms of the compensation of our executive officers and the oversight of the accounting functions.

POLICY REGARDING BOARD ATTENDANCE

Directors are expected to attend Board meetings as frequently as necessary to properly discharge their responsibilities and to spend the time needed to prepare for each such meeting.

Our Directors are expected to attend annual meetings of stockholders, but we do not have a formal policy requiring them to do so.

DIRECTOR COMPENSATION

We do not pay fees to directors for attendance at meetings of the Board of Directors or of committees; however, we may adopt a policy of making such payments in the future. We will reimburse out-of-pocket expenses incurred by directors in attending board and committee meetings. From time to time, the Board of Directors approves compensation to officers and directors and, from inception (June 2, 2008) to August 31, 2011, the total compensation to our two
(2) directors was the issuance of 3,600,000 common shares for the twelve (12) months ended August 31, 2011, having a fair market value of $90,000 classified for financial presentation under the caption of consulting services.

Under the terms of the Indemnification Agreements, we agreed to indemnify the independent directors against expenses, judgments, fines, penalties or other amounts actually and reasonably incurred by the independent directors in connection with any proceeding if the independent director acted in good faith and in our best interests. It is our practice to reimburse our directors for reasonable travel expenses related to attendance at board of directors and committee meetings.

FAMILY RELATIONSHIPS

Alfred Fernandez, our chief financial officer and director, has voting control for 2,000,000 common shares for four (4) minor aged children. These children are the grandchildren of Steven Adelstein, an Affiliate and Consultant to the company. Additionally, two (2) children are the children of Tammi Shnider, the daughter of Steven Adelstein who is also an Affiliate of the company.

CODE OF ETHICS

In August 2008, we adopted a Code of Ethics and Business Conduct which is applicable to our employees and which also includes a Code of Ethics for our President and principal financial officers and persons performing similar functions. A code of ethics is a written standard designed to deter wrongdoing and to promote:

   o  honest and ethical conduct,

   o full, fair, accurate, timely and understandable disclosure in regulatory filings and public statements,

   o  compliance with applicable laws, rules and regulations,

   o  the prompt reporting violation of the code, and

   o  accountability for adherence to the code.

ITEM 11. EXECUTIVE COMPENSATION

We did not pay any fixed salaries from inception (June 2, 2008) to August 31, 2011. On July 31, 2011, the Board of Directors approved consideration to its then sole director (and officer) for the issuance of 100,000 common shares valued at $2,500. On August 26, 2011, the Board of Directors approved consideration for the issuance of 2,500,000 common shares valued at $62,500 ($0.025 per common share) to Russ Regan, our now Chief Executive Officer and Chairman of the Board of Directors for past consulting services and the issuance of 500,000 common shares to Alfred Fernandez, our now Chief Financial Officer and member of the Board of Directors for past consulting services.

We do not anticipate beginning to pay salaries until we have adequate funds to do so. There are no stock option plans, retirement, pension, or profit sharing plans for the benefit of our officers and director other than as described herein.

                     REMUNERATION OF DIRECTORS AND OFFICERS

The following table sets forth the remuneration of our directors and officers for the period from inception (June 2, 2008) through August 31, 2011.

                              CAPACITIES IN WHICH AGGREGATE
NAME OF INDIVIDUAL            REMUNERATION WAS RECEIVED                Amount
------------------            -----------------------------          -----------
Russ Regan                    Consulting Services                    $62,500 (1)
Alfred Fernandez              Consulting Services                    $15,000 (2)

(1) For the year ending August 31, 2011, the company issued 2,500,000 common shares at $0.025 per share for a total of $62,500 representing consulting fees

(2) For the year ending August 31, 2011, the company issued 600,000 common shares at $0.025 per share for a total of $15,000 representing consulting fees

We have no employment agreements with our Executive Officers and Directors. We will not pay compensation to Directors for attendance at meetings. We will reimburse the Directors for reasonable expenses incurred during the course of their performance.

BONUSES AND DEFERRED COMPENSATION

We do not have any agreements to issue bonuses, deferred compensation or retirement plans. From time to time, the Board of Directors grants bonuses, stock issuances and other benefits.

STOCK OPTIONS

The Company does not have any stock option plan.

PAYMENT OF POST-TERMINATION COMPENSATION

The Company does not have change-in-control agreements with any of its executive officers, and the Company is not obligated to pay severance or other enhanced benefits to executive officers upon termination of their employment.

LIMITATION OF LIABILITY AND INDEMNIFICATION OF OFFICERS AND DIRECTORS

Our bylaws provide for the indemnification of our present and prior directors and officers or any person who may have served at our request as a director or officer of another corporation in which we own shares of capital stock or of which we are a creditor, against expenses actually and necessarily incurred by them in connection with the defense of any actions, suits or proceedings in which they, or any of them, are made parties, or a party, by reason of being or having been director(s) or officer(s) of us or of such other corporation, in the absence of negligence or misconduct in the performance of their duties. This indemnification policy could result in substantial expenditure by us, which we may be unable to recoup.

Insofar as indemnification by us for liabilities arising under the Securities Exchange Act of 1934 may be permitted to our directors, officers and controlling persons pursuant to provisions of the Articles of Incorporation and Bylaws, or otherwise, we have been advised that in the opinion of the SEC, such indemnification is against public policy and is, therefore, unenforceable. In the event that a claim for indemnification by such director, officer or controlling person of us in the successful defense of any action, suit or proceeding is asserted by such director, officer or controlling person in connection with the securities being offered, we will, unless in the opinion of our counsel the matter has been settled by controlling precedent, submit to a court of appropriate jurisdiction the question whether such indemnification by us is against public policy as expressed in the Act and will be governed by the final adjudication of such issue.

At the present time, there is no pending litigation or proceeding involving a director, officer, employee or other agent of ours in which indemnification would be required or permitted. We are not aware of any threatened litigation or proceeding which may result in a claim for such indemnification.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The following table sets forth certain information with respect to the beneficial ownership of our common stock as of August 31, 2011 for (a) each of our directors, (b) each of our executive officers, (c) each stockholder known to be the beneficial owner of more than 5% of any class of the our voting securities, and (d) all directors and executive officers as a group. Beneficial ownership is determined in accordance with Rule 13d-3 under the Securities Exchange Act of 1934 and does not necessarily bear on the economic incidents of ownership or the rights to transfer the shares described below. Unless otherwise indicated, (a) each stockholder has sole voting power and dispositive power with respect to the indicated shares and (b) the address of each stockholder who is a director or executive officer is c/o SOUND KITCHEN ENTERTAINMENT GROUP, INC. 7076 Spyglass Avenue, Parkland, FL 33076.

Name and Address                                                   Percentage of
Beneficial Ownership                         Number of Shares      ownership (1)
--------------------                         ----------------      -------------

DIRECTORS AND OFFICERS:

Russ Regan .............................         2,500,000                8%
2625 Angelo Drive
Los Angeles, CA 90077

Alfred Fernandez (2) ...................         3,600,000               11%
18775 S.W. 27th Ct.
Miramar, FL  33029

All Officers and Directors ............          6,100,000               19%
as a Group (1 person)

BENEFICIAL OWNER OF MORE THAN 5%:

Tammi Shnider ..........................         9,000,000               29%
3764 Moon Bay Circle
Wellington, FL  33414

Steve Adelstein ........................         2,700,000                9%
7076 Spyglass Avenue
Parkland, FL  33076

Phillip Johnston, Esq ..................         5,000,000               16%
200 S.W. 1ST AVENUE, 12TH FLOOR,
FORT LAUDERDALE, FL 33301

Blue Horshoe, Trust ....................         2,500,000                8%
690 Hermitage Circle
Palm Beach Gardens, FL  33410

(1) Applicable percentage ownership is based on 31,500,000 shares of common stock outstanding as of September 15, 2011.

(2) Includes 2,000,000 common shares held in the name of four (4) minor aged Children related to Tammi Shnider and Steve Adelstein.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

From time to time, the Company borrows from officers, directors and related parties. At August 31, 2011 and 2010, these loans were $400 and $684 respectively. The highest amount borrowed for the year ending August 31, 2011 was $12,500.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES.

Lake & Associates CPA LLC is the Company's independent registered public accounting firm engaged to examine the Company's financial statements for the fiscal period ended August 31, 2011 and 2010.

FEES FOR THE FISCAL PERIOD ENDED AUGUST 31, 2011 AND 2010

AUDIT FEES - Lake & Associates CPA LLC was paid or accrued an aggregate fee of approximately $10,300 per period for the auditing services for the fiscal period ended August 31, 2011 and 2010. These fees for auditing services included the audit of our annual financial statements and for the reviews of the financial statements included in our quarterly reports on Form 10-Q for the periods ended November 30, February 28 and May 31.

AUDIT RELATED FEES - Lake & Associates CPA LLC was not paid or no fees were accrued for assurance and related services that were related to the audit or review of the Company's financial statements during the fiscal years ended August 31, 2011 and 2010.

TAX FEES - Lake & Associates CPA LLC was paid or accrued a fee of approximately $500 for tax compliance, advice, and planning during the fiscal years ended August 31, 2011 and 2010.

ALL OTHER FEES. Lake & Associates CPA LLC did not bill the Company for any products or services other than the foregoing during the fiscal years ended August 31, 2011 and 2010.

BOARD OF DIRECTORS PRE-APPROVAL POLICIES AND PROCEDURES

Although our Board of Directors does not have an Audit Committee, our Board of Directors has adopted the policy to pre-approve audit and permissible non-audit services provided by our independent auditors.

                                    PART IV

ITEM 15. EXHIBITS

The Exhibits listed below are filed as part of the S-1 and Amendments as filed with the Securities and Exchange Commission.

EXHIBIT NO.   DOCUMENT DESCRIPTION
-----------   --------------------
   3.1        Articles of Incorporation (incorporated by reference from
              Registration Statement on Form S-1 filed with the Securities and Exchange Commission on October 19, 2010) and restated and amended
              Articles of Incorporation as filed (incorporated by reference on Form 8-K with the Securities and Exchange Commission on August 25,
              2011).

   3.2 By-laws incorporated by reference from Registration Statement on Form S-1 filed with the Securities and Exchange Commission on October 19, 2010.

  31.1* Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

  31.2* Certification of the Chief Financial Officer pursuant To Section 302 of the Sarbanes-Oxley Act of 2002.

  32.1*       Certification of the Chief Executive Officer pursuant to 18 U.S.C.
              Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

  32.2*       Certification of the Chief Financial Officer pursuant to 18 U.S.C.
              Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

* filed herewith

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                         SOUND KITCHEN ENTERTAINMENT GROUP, INC.

Date: October 7, 2011                    By: /s/ Russ Regan
                                         ------------------
                                         Chief Executive Officer
                                         Chairman of the Board of Directors

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


SIGNATURE                            TITLE                           DATE
---------                            -----                           ----

/s/ Alfred Fernandez     Chief Financial Officer                October 7, 2011
--------------------     Member of the Board of Directors
Alfred Fernandez

                    Sound Kitchen Entertainment Group, Inc.
                         (A DEVELOPMENT STAGE COMPANY)

                         INDEX TO FINANCIAL STATEMENTS

                                                                        PAGE
                                                                     -----------


Report of Independent Registered Public Accounting Firm ..........       F-2

Balance Sheet ....................................................       F-3

Statements of Operations .........................................       F-4

Statements of Stockholders' Equity/(Deficit) .....................       F-5

Statements of Cash Flows .........................................       F-6

Notes to Financial Statements ....................................   F-7 to F-12

                            LAKE & ASSOCIATES CPA'S

            REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM


To the Board of Directors and
Stockholders of Sound Kitchen Entertainment Group, Inc.

We have audited the accompanying balance sheets of Sound Kitchen Entertainment Group, Inc. (a development stage Company) (the "Company") as of August 31, 2011 and the related statements of operations, stockholders' deficit, and cash flows for the period June 2, 2008 (inception) through August 31, 2011. These financial statements are the responsibility of the company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the company's internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Sound Kitchen Entertainment Group, Inc. (a development stage Company) as of August 31, 2011, and the results of its operations and its cash flows for the period June 2, 2008 (inception) through August 31, 2011, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed further in Note 6, the Company has been in the development stage since its inception (June 2, 2008) and continues to incur significant losses. The Company's viability is dependent upon its ability to obtain future financing and the success of its future operations. These factors raise substantial doubt as to the Company's ability to continue as a going concern. Management's plan in regard to these matters is also described in Note 3. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Lake & Associates, CPA's LLC
Lake & Associates, CPA's LLC
Schaumburg, Illinois
September 15, 2011

                                                           1905 Wright Boulevard
                                                           Schaumburg, IL 60193
                                                           Phone: 847.524.0800
                                                           Fax: 847.524.1655

                    SOUND KITCHEN ENTERTAINMENT GROUP, INC.
                         (A DEVELOPMENT STAGE COMPANY)
                                 BALANCE SHEET
                                   (Audited)

                                     ASSETS
                                     ------

                                                        August 31,   August 31,
                                                           2011         2010
                                                        ----------   ----------
CURRENT ASSETS:
  Cash and equivalents ..............................   $      100   $    5,000
                                                        ----------   ----------
    Total Current Assets ............................          100        5,000
                                                        ----------   ----------

OTHER ASSETS:
  Intellectual assets, net ..........................      262,500      262,500
                                                        ----------   ----------

    Total Assets ....................................   $  262,600   $  267,500
                                                        ==========   ==========

               LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIENCY)
               -------------------------------------------------

CURRENT LIABILITIES:
  Accounts payable ..................................   $       --   $       --
  Accrued expenses ..................................       10,000        5,700
  Loans from related parties ........................          400          684
                                                        ----------   ----------
    Total Current Liabilities .......................       10,400        6,384
                                                        ----------   ----------

LONG TERM LIABILITIES:
  Note Payable ......................................           --      240,000
                                                        ----------   ----------
    Total Long Term Liabilities .....................           --      240,000
                                                        ----------   ----------

    Total Liabilities ...............................       10,400      246,384
                                                        ----------   ----------

STOCKHOLDERS' EQUITY (DEFICIT):
  Preferred Stock, par value $.001;
    10,000,000 shares authorized;
    0 issued and outstanding at August 31, 2011
    and August 31, 2010 .............................           --           --
  Common stock, par value $.001;
    250,000,000 shares authorized;
    31,500,000 shares issued as of August 31, 2011
    and 5,500,000 shares issued as of August 31, 2010       31,500        5,500
  Additional paid in capital ........................      646,000       22,000
  Deficit accumulated during the development stage ..     (425,300)      (6,384)
                                                        ----------   ----------
    Total Stockholders' Equity/(Deficit) ............      252,200       21,116
                                                        ----------   ----------

    Total Liabilities and Stockholders'
     Equity/(Deficit) ...............................   $  262,600   $  267,500
                                                        ==========   ==========

   The accompanying notes are an integral part of these financial statements.

                      SOUND KITCHEN ENTERTAINMENT GROUP, INC.
                           (A DEVELOPMENT STAGE COMPANY)
                             STATEMENTS OF OPERATIONS
          For the Period June 2, 2008 (inception) through August 31,2011
                                                                    Cumulative from
                                                                     June 2, 2008
                                For the twelve    For the twelve      (inception)
                                 months ended      months ended         through
                                August 31, 2011   August 31, 2010   August 31, 2011
                                ---------------   ---------------   ---------------
Net Sales ....................  $           --    $           --    $           --

Cost of Sales ................              --                --                --
                                --------------    --------------    --------------

Gross Profit .................              --                --                --

Operating Expenses:
  Legal and Accounting .......          13,700             5,700            19,400
  Consulting .................         397,500                --           397,500
  General and Administrative .           7,716               684             8,400
  Amortization ...............              --                --                --
                                --------------    --------------    --------------

Total Operating Expenses .....         418,916             6,384           425,300
                                --------------    --------------    --------------

Operating Loss ...............        (418,916)           (6,384)         (425,300)
                                --------------    --------------    --------------

Net (loss) before Income Taxes        (418,916)           (6,384)         (425,300)
                                --------------    --------------    --------------

Provision for Income Taxes ...              --                --                --
                                --------------    --------------    --------------

Net (loss) ...................        (418,916)   $       (6,384)         (425,300)
                                --------------    ==============    ==============

Basic and diluted net loss
 per common share ............  $       (0.070)   $       (0.001)
                                ==============    ==============

Weighted average number of
 common shares outstanding ...       6,103,288         5,359,375
                                ==============    ==============

    The accompanying notes are an integral part of these financial statements.

                                        F-4

                                SOUND KITCHEN ENTERTAINMENT GROUP, INC.
                                     (A DEVELOPMENT STAGE COMPANY)
                              STATEMENT OF STOCKHOLDERS' EQUITY/(DEFICIT)
                         FROM JUNE 2, 2008 (INCEPTION) THROUGH AUGUST 31, 2011
                                                                           Accumulated
                                                                            (Deficit)        Total
Par Value of $0.001      Preferred Stock     Common Stock      Additional    During      Stockholders'
                         ---------------  -------------------   Paid in    Development      Equity
                         Shares   Amount    Shares    Amount    Capital       Stage        (Deficit)
                         ------   ------  ----------  -------  ----------  -----------   -------------

Balance at June 2, 2008
 (date of inception) ..      --       --          --       --          --           --              --

Common Stock issued
 July 30, 2010 ........      --       --   1,000,000  $ 1,000  $    4,000  $        --   $       5,000

Common stock issued
 July 31, 2010 ........      --       --   4,500,000    4,500      18,000           --          22,500

Net loss for the Period
 from June 2, 2008 to
 August 31, 2010 ......      --       --          --       --          --       (6,384)         (6,384)
                         ------   ------  ----------  -------  ----------  -----------   -------------

Balance at
 August 31, 2010 ......      --       --   5,500,000    5,500      22,000       (6,384)         21,116

Common Stock issued
 April 30, 2011 for
 debt .................      --       --     500,000      500      12,000           --          12,500

Common Stock issued
 July 31, 2011 for
 services .............      --       --   1,200,000    1,200      28,800           --          30,000

Common Stock issued
 August 26, 2011 for
 services .............      --       --  14,700,000   14,700     352,800           --         367,500

Common Stock issued
 August 26, 2011 for
 conversion of debt ...      --       --   9,600,000    9,600     230,400           --         240,000

Net Loss for the
 12 months ended
 August 31, 2011 ......      --       --          --       --          --     (418,916)       (418,916)
                         ------   ------  ----------  -------  ----------  -----------   -------------
Balance at
 August 31, 2011 ......      --       --  31,500,000  $31,500  $  646,000  $  (425,300)  $     252,200
                         ======   ======  ==========  =======  ==========  ===========   =============

              The accompanying notes are an integral part of these financial statements.

                                                  F-5

                                SOUND KITCHEN ENTERTAINMENT GROUP, INC.
                                     (A DEVELOPMENT STAGE COMPANY)
                                       STATEMENTS OF CASH FLOWS
                     For the Period June 2 2008 (inception) through August 31,2011
                                                                                       Cumulative from
                                                                                        June 2, 2008
                                                   For the twelve    For the twelve      (inception)
                                                    months ended      months ended         through
                                                   August 31, 2011   August 31, 2010   August 31, 2011
                                                   ---------------   ---------------   ---------------
OPERATING ACTIVITIES:
  Net loss ......................................  $      (418,916)           (6,384)         (425,300)
  Adjustments to reconcile net loss to net cash
   used in operating activities:
    Increase in amortization
    Issuance of common stock for services .......          397,500                --           397,500
    Issuance of common stock - shareholder note
     payable ....................................          252,500                --           252,500
    Changes in operating assets and liabilities:
      Increase/(decrease) in accrued expenses ...            4,300             5,700            10,000
                                                   ---------------   ---------------   ---------------

        Net cash used in operating activities ...          235,384              (684)          234,700
                                                   ---------------   ---------------   ---------------

FINANCING ACTIVITIES:
  Issuance of common stock for cash .............               --             5,000             5,000
  Increase/(decrease) in notes payable ..........         (240,000)               --          (240,000)
  Borrowings from related parties ...............             (284)              684               400
                                                   ---------------   ---------------   ---------------

        Net cash provided by (used in) financing
         activities .............................         (240,284)            5,684          (234,600)
                                                   ---------------   ---------------   ---------------

NET INCREASE IN CASH ............................           (4,900)            5,000               100
                                                   ---------------   ---------------   ---------------

CASH BEGINNING BALANCE ..........................            5,000                --                --

CASH ENDING BALANCE .............................  $           100             5,000               100
                                                   ---------------   ---------------   ---------------

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
  Taxes paid ....................................  $            --   $            --   $            --
                                                   ===============   ===============   ===============
  Interest paid .................................  $            --   $            --   $            --
                                                   ===============   ===============   ===============

NON-CASH TRANSACTIONS AFFECTING OPERATING,
 INVESTING AND FINANCING ACTIVITIES:
  Issuance of common stock - shareholder note
   payable ......................................  $       397,500   $            --           397,500
                                                   ===============   ===============   ===============
  Issuance of common stock for services .........  $       252,500   $            --           252,500
                                                   ===============   ===============   ===============
  Issuance of common stock for acquisition of
   intellectual property ........................  $            --   $        22,500            22,500
                                                   ===============   ===============   ===============
  Issuance of Notes payable for acquisition of
   intellectual property ........................  $            --   $       240,000           240,000
                                                   ===============   ===============   ===============

              The accompanying notes are an integral part of these financial statements.

                                                  F-6

                    SOUND KITCHEN ENTERTAINMENT GROUP, INC.
                         (A DEVELOPMENT STAGE COMPANY)
                         NOTES TO FINANCIAL STATEMENTS

NOTE 1 - NATURE OF OPERATIONS AND BASIS OF PRESENTATION

Sound Kitchen Entertainment Group, Inc. ("Company") formerly known as End Fuel Inc. is in the development stage commencing development operations in April, 2010 and has incurred losses since inception totaling $425,300. The Company was incorporated on June 2, 2008 in the State of Florida and established a fiscal year end of August 31st. The Company is a development stage company and is in the entertainment business presently focusing on children's music.

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

BASIS OF PRESENTATION

The financial statements present the balance sheet, statements of operations, stockholders' equity and cash flows of the Company. These financial statements are presented in United States dollars and have been prepared in accordance with accounting principles generally accepted in the United States.

DEVELOPMENT STAGE COMPANY

The Company has not earned any revenue from operations. Accordingly, the Company's activities have been accounted for as those of a "Development Stage Enterprise" as set forth in ASC Topic 915. Among the disclosures required by ASC 915 are that the Company's financial statements be identified as those of a development stage company, and that the statements of operations, stockholders' equity/(deficit) and cash flows disclose activity since the date of the Company's inception.

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

INTELLECTUAL PROPERTY

The Company, on July 31, 2010, has acquired intellectual property consisting of thirty-five (35) children's songs. The intellectual property acquired included all rights, title and interest and therefore the Company has title of one hundred percent (100%) ownership to the thirty-five (35) children's songs.

The Company has capitalized costs of the acquired intellectual properties consisting of $262,500 including thirty-five (35) individual children's songs at August 31, 2011 and 2010. The Company begins amortizing intellectual property costs, using the straight-line method over the estimated useful life of 3 years, once it is put into service. At August 31, 2011, the intellectual properties have not been put into service.

                    SOUND KITCHEN ENTERTAINMENT GROUP, INC.
                         (A DEVELOPMENT STAGE COMPANY)
                         NOTES TO FINANCIAL STATEMENTS

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

REVENUE AND COST RECOGNITION

The Company has no current source of revenue. The Company recognizes revenue based on Account Standards Codification ("ASC") 605 "Revenue Recognition" which contains Securities and Exchange Commission Staff Accounting Bulletin No. 101, "Revenue Recognition in Financial Statements' and No. 104, "Revenue Recognition". In all cases, revenue is recognized only when the price is fixed or determinable, persuasive evidence of an arrangement exists, shipment has occurred, price is fixed or determinable and collectability of the resulting receivable is reasonably assured. Revenues transacted from on-line platforms are recognized at the point of sale.

The Cost of Sales includes any labor cost and the amortization of intellectual property.

ADVERTISING, CONSULTING SERVICES AND MARKETING

The company expenses advertising, consulting services and marketing as incurred. The company has had advertising, consulting services and marketing expenses of $397,500 from inception (June 2, 2008) through August 31, 2011.

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

                    SOUND KITCHEN ENTERTAINMENT GROUP, INC.
                         (A DEVELOPMENT STAGE COMPANY)
                         NOTES TO FINANCIAL STATEMENTS

FOREIGN CURRENCY TRANSLATION

The financial statements are presented in United States dollars. In accordance with ASC Topic 830, "Foreign Currency Translation", foreign denominated monetary assets and liabilities are translated to their United States dollar equivalents using foreign exchange rates which prevailed at the balance sheet date. Non-monetary assets and liabilities are translated at exchange rates prevailing at the transaction date. Revenue and expenses are translated at average rates of exchange during the periods presented. Related translation adjustments are reported as a separate component of stockholder's equity (deficit), whereas gains or losses resulting from foreign currency transactions are included in results of operations.

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

RECENT ACCOUNTING PRONOUNCEMENTS

The Company has evaluated all the recent accounting pronouncements through August 31, 2011 and believes that none of them, including those not yet effective, will have a material effect on the financial position or results of operations of the Company.

NOTE 3 - GOING CONCERN

The Company's financial statements are prepared in accordance with generally accepted accounting principles applicable to a going concern. This contemplates the realization of assets and the liquidation of liabilities in the normal course of business. Currently, the Company does not have material assets, nor does it have operations or a source of revenue sufficient to cover its operation costs and allow it to continue as a going concern. The Company has a deficit accumulated since inception (June 2, 2008) through August 31, 2011; of ($425,300).The Company will be dependent upon the raising of additional capital through placement of our common stock in order to implement its business plan. There can be no assurance that the Company will be successful in either situation in order to continue as a going concern. The Company has funded its initial operations, from inception to August 31, 2011, by way of issuing common shares. As of August 31, 2011, the Company had issued 31,500,000 common shares, for a total of $677,500. These financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts, or amounts and classification of liabilities that might result from this uncertainty.

                    SOUND KITCHEN ENTERTAINMENT GROUP, INC.
                         (A DEVELOPMENT STAGE COMPANY)
                         NOTES TO FINANCIAL STATEMENTS

NOTE 4 - FAIR VALUE OF FINANCIAL INSTRUMENTS

In accordance with ASC Topic 825 and 820 the Company has determined the estimated fair value of financial instruments using available market information and appropriate valuation methodologies. The fair value of financial instruments classified as current assets or liabilities approximate their carrying value due to the short-term maturity of the instruments.

NOTE 5 - CAPITAL STOCK

In August, 2011, the company filed, amended and restated Articles of Incorporation with the Secretary of State of Florida which:

   o changed the name of the corporation to Sound Kitchen Entertainment Group, Inc.

   o increased the number of authorized shares of common stock from 100,000,000 shares to 500,000,000 shares and fixed a par value of $0.001 per share,

   o authorized a class of 10,000,000 shares of blank check preferred stock, par value $0.001 per share, and

   o included indemnification provisions customary under Florida law, as well as election not to be governed by the provisions of the Florida Business Corporation Act governing affiliated transactions and an election to be governed by the provisions related to control share acquisitions.

On July 30, 2010, the then sole officer and director of the Company purchased 1,000,000 shares of the common stock in the Company at $0.005 per share for $5,000.

On July 31, 2010, eight (8) individuals (including four (4) minor aged children) purchased 4,500,000 shares of the common stock in the Company at $0.005 per share for $22,500. These 4,500,000 common shares were issued as consideration for the deposit of $22,500 on the agreement to purchase intellectual properties.

On April 30, 2011, the Company issued 500,000 shares of the common stock in the Company at $0.025 per share for $12,500 as payment of debt to related parties.

On July 31, 2011, the Company issued 1,200,000 shares of the common stock in the Company at $0.025 per share for $30,000 as payment of liabilities for consulting services rendered.

On August 26, 2011, the Company issued 14,700,000 shares of the common stock in the Company at $0.025 per share for $367,500 as payment of liabilities for consulting services rendered.

On August 26, 2011, the Company issued 9,600,000 shares of the common stock in the Company at $0.025 per share for $240,000 as payment of the liability for the company's children's library.

As of August 31, 2011 and 2010, the Company has not granted any stock options and has not recorded any stock-based compensation.

                    SOUND KITCHEN ENTERTAINMENT GROUP, INC.
                         (A DEVELOPMENT STAGE COMPANY)
                         NOTES TO FINANCIAL STATEMENTS

NOTE 6 - INCOME TAXES

We did not provide any current or deferred U.S. federal income tax provision or benefit for any of the periods presented because we have experienced operating losses since inception. In accordance with ASC Topic 740 - Accounting for Income Tax and ASC Topic 605 - Accounting for Uncertainty in Income Taxes, when it is more likely than not that a tax asset cannot be realized through future income the Company must allow for this future tax benefit. We provided a full valuation allowance on the net deferred tax asset, consisting of net operating loss carry forwards, because management has determined that it is more likely than not that we will not earn income sufficient to realize the deferred tax assets during the carry forward period.

The components of the Company's deferred tax asset as of August 31, 2011 and 2010 are as follows:

                                              AUGUST 31, 2011    AUGUST 31, 2010
                                             ----------------   ----------------
Net operating loss carry forward .......         $ 425,300          $  6,384
Times Tax at Statutory rate ............                35                35

Deferred Tax Asset .....................           148,850             2,234
Valuation allowance ....................          (148,850)           (2,234)

Net deferred tax asset .................         $       0          $      0

The net federal operating loss carry forward will expire between 2028 and 2030. This carry forward may be limited upon the consummation of a business combination under IRC Section 381.

NOTE 7 - RELATED PARTY TRANSACTIONS

During the period from June 2, 2008 (inception) through August 31, 2010 the former sole officer and director paid incorporation costs of $684 on behalf of the Company. Additionally, other affiliates and related parties have made advances from time to time and at August 31, 2011 and 2010, the amounts were $400 and $684 respectively. These were classified as loans from related parties. All advances and loans are payable on demand and without interest.

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

                    SOUND KITCHEN ENTERTAINMENT GROUP, INC.
                         (A DEVELOPMENT STAGE COMPANY)
                         NOTES TO FINANCIAL STATEMENTS

NOTE 8 - NOTE PAYABLE

On July 31, 2010, the company acquired intellectual property for a total cost of $262,500. At closing, the company executed a promissory note in the amount of $240,000 having the following salient terms and conditions:

   a) The intellectual property secures the promissory note

   b) There is no stated interest rate, but interest is calculated as cash flow is receive by the company from any/all sources at $0.075 per song download and $0.125 per song from any/all sources including, but not limited to, compact disc (CD)

   c) There are no stated period payments of principle and the promissory note is due in its entirety July 31, 2015.

   d) The promissory note is executed in its entirety to Tammi Shnider as Trustee representing a total of eight (8) individuals (including four (4) minor aged children). Tammi Shnider is a related party.

On August 26, 2011, this Note was paid in full with the issuance of 9,600,000 common shares valued at $0.025 per common share.

NOTE 9 - SUBSEQUENT EVENTS

In January, 2011, the company's filing of Form S-1 with the Securities and Exchange Commission to sell a maximum of 1,000,000 common shares at $0.025 per share to raise funding of $25,000 became effective. At September 15, 2011, the Company has not sold any shares and there is no assurance that these common shares will be sold.

We have evaluated events and transactions that occurred subsequent to August 31, 2011 through September 15, 2011, the date the financial statements were issued, for potential recognition or disclosure in the accompanying financial statements. Other than the disclosures above, we did not identify any events or transactions that should be recognized or disclosed in the accompanying financial statements.