Form 10-Q
period 2011-11-30
SOUND KITCHEN ENTERTAINMENT GROUP, INC.
filed 2011-12-21
CIK 1503227

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended November 30, 2011

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___________ to ___________

Commission file number  333-170016

Sound Kitchen Entertainment Group, Inc.

(Exact name of registrant as specified in its charter)

Florida	90-0599877
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

7076 Spyglass Avenue, Parkland, Florida	33076
(Address of principal executive offices)	(Zip Code)

(954) 599-3672

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

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☑

(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐     No ☑

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at December 15, 2011
Common Stock, $0.001	31,500,000 shares

SOUND KITCHEN ENTERTAINMENT GROUP, INC.

TABLE OF CONTENTS

PAGE

Part I Financial Information	3

Item 1. Financial Statements	3

Condensed Balance Sheets at November 30, 2011 (unaudited) and August 31, 2011 (audited)	3

Condensed Statements of Operations for the three months ended November 30, 2011 and the cumulative period from June 2, 2008 (inception) through November 30, 2011	4

Condensed Statements of Cash Flows at November 30, 2011	5

Notes to Condensed Financial Statements	6-10

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.	11-14

Item 3. Quantitative and Qualitative Disclosures About Market Risk.	14

Item 4T. Controls and Procedures.	14

Part II Other Information	15

Item 1. Legal Proceeding.	15

Item 1A. Risk Factors.	15

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.	15

Item 3. Defaults Upon Senior Securities.	15

Item 4. (Removed and Reserved).	15

Item 5. Other Information.	15

Item 6. Exhibits.	15

Signatures	15

PART I FINANCIAL INFORMATION

Item 1.  Financial Statements

SOUND KITCHEN ENTERTAINMENT GROUP,INC.

(A DEVELOPMENT STAGE COMPANY)

CONDENSED BALANCE SHEET

	Unaudited	Audited
	November 30, 2011	August 31, 2011
ASSETS

CURRENT ASSETS:
Cash and equivalents	$100	$100
Total Current Assets	100	100

OTHER ASSETS:
Intellectual assets, net	262,500	262,500
Security Deposits	5,600	—

Total Assets	$268,200	$262,600

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIENCY)

CURRENT LIABILITIES:
Accounts payable	$—	$—
Accrued Expenses	5,123	10,000
Loans from related parties	24,177	400
Total Current Liabilities	29,300	10,400

LONG TERM LIABILITIES
Note Payable	—	—

Total Long Term Liabilities	—	—

Total Liabilities	29,300	10,400

STOCKHOLDERS’ EQUITY (DEFICIT):
Common stock , par value $.001; 100,000,000 shares authorized; 31,500,000 shares issued and outstanding as of November 30, 2011 and August 31, 2011	$31,500	$31,500
Additional paid in capital	646,000	646,000
Deficit accumulated during the development stage	(438,600)	(425,300)
Total Stockholders’ Equity	238,900	252,200

Total Liabilities and Stockholders’ Equity	$268,200	$262,600

The accompanying notes are an integral part of these statements.

SOUND KITCHEN ENTERTAINMENT GROUP,INC.

(A DEVELOPMENT STAGE COMPANY)

CONDENSED STATEMENTS OF OPERATIONS

For the Period June 2, 2008 (inception) through November 30, 2011

(Unaudited)

			Cumulative
	For the three	For the three	from June 2, 2008
	months ended	months ended	(inception) through
	November 30, 2011	November 30, 2010	November 30, 2011

Net Sales	$—	$—	$—

Cost of Sales	—	—	—

Gross Profit	—	—	—

Operating Expenses:
Legal and Accounting	6,500	2,100	25,900
Amortization	—	—	—
General and Administrative	2,800	1,500	11,200
Office Lease Expense	4,000	—	4,000
Consulting	—	—	397,500

Total Operating Expenses	13,300	3,600	438,600

Operating Loss	(13,300)	(3,600)	(438,600)

Other income/expenses:
Interest expense	—	—	—
Total Other Income/ (Expenses)	—	—

Net (loss) before Income Taxes	(13,300)	(3,600)	(438,600)

Provision for Income Taxes	—	—	—

Net (loss)	$(13,300)	$(3,600)	$(438,600)

Basic and diluted net loss per common share	**	**

Weighted average number of common shares outstanding	31,500,000	5,500,000

** - Less than $0.01 per share

The accompanying notes are an integral part of these statements.

SOUND KITCHEN ENTERTAINMENT GROUP,INC.

(A DEVELOPMENT STAGE COMPANY)

CONDENSED STATEMENTS OF CASH FLOWS

For the Period June 2, 2008 (inception) through November 30, 2011

			Cumulative
	For the three	For the three	from June 2, 2008
	months ended	months ended	(inception) through
	November 30, 2011	November 30, 2010	November 30, 2011
OPERATING ACTIVITIES:
Net loss	$(13,300)	$(3,600)	$(438,600)
Adjustments to reconcile net loss to net cash used in operating activities:
Increase in amortization	—	—	—
Issuance of common stock for services	—	—	397,500
Issuance of common stock - shareholder note payable	—	—	252,500
Changes in operating assets and liabilities:
(Increase) in Security Deposit	(5,600)	—	(5,600)
Increase/(Decrease) in accounts payable and accrued expenses	(4,877)	(4,100)	5,123

Net cash used in operating activities	(23,777)	(7,700)	210,923

FINANCING ACTIVITIES:
Increase in due to related parties	23,777	2,800	24,177
Increase in notes payable	—	—	(240,000)
Proceeds from issuance of common stock	—	—	5,000

Net cash provided by (used in) financing activities	23,777	2,800	(210,823)

NET INCREASE (DECREASE) IN CASH	—	(4,900)	100

CASH BEGINNING BALANCE	100	5,000	—

CASH ENDING BALANCE	100	100	100

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Taxes paid	$—	$—	$—
Interest paid	$—	$—	$—

NON-CASH TRANSACTIONS AFFECTING OPERATING, INVESTING AND FINANCING ACTIVITIES:
Issuance of common stock for acquisition of intellectual property	$—	$—	$22,500
Issuance of notes payable for acquisition of intellectual property	$—	$—	$240,000

The accompanying notes are an integral part of these statements.

SOUND KITCHEN ENTERTAINMENT GROUP, INC.

(A DEVELOPMENT STAGE COMPANY)

NOTES TO FINANCIAL STATEMENTS

NOTE 1 – NATURE OF OPERATIONS AND BASIS OF PRESENTATION

Sound Kitchen Entertainment Group, Inc. (“Company”) is a development stage company commencing development operations in April, 2010 and has incurred losses since inception totaling $438,600.  The Company was incorporated on June 2, 2008 in the State of Florida and established a fiscal year end of August 31st.  The Company is a development stage company and is in the entertainment business presently focusing on children’s music and entertainment management and development.

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

The Company has capitalized costs of the acquired intellectual properties consisting of $262,500 including thirty-five (35) individual children’s songs at November 30, 2011 and 2010. The Company begins amortizing intellectual property costs, using the straight-line method over the estimated useful life of 3 years, once it is put into service. At November 30, 2011, the intellectual properties have not been put into service.

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

Advertising, Consulting Services and Marketing

The company expenses advertising, consulting services and marketing as incurred.  The company has had advertising, consulting services and marketing expenses of $397,500 from inception (June 2, 2008) through November 30, 2011.

Property

The Company entered into a three (3) year lease agreement commencing October 1, 2011 and expenses the cost as incurred.

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

Foreign Currency Translation

The financial statements are presented in United States dollars. In accordance with ASC Topic 830, “Foreign Currency Translation”, foreign denominated monetary assets and liabilities are translated to their United States dollar equivalents using foreign exchange rates which prevailed at the balance sheet date.  Non-monetary assets and liabilities are translated at exchange rates prevailing at the transaction date. Revenue and expenses are translated at average rates of exchange during the periods presented.  Related translation adjustments are reported as a separate component of stockholder’s equity (deficit), whereas gains or losses resulting from foreign currency transactions are included in results of operations.

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

Recent Accounting Pronouncements

The Company has evaluated all the recent accounting pronouncements through November 30, 2011 and believes that none of them, including those not yet effective, will have a material effect on the financial position or results of operations of the Company.

NOTE 3 – GOING CONCERN

The Company’s financial statements are prepared in accordance with generally accepted accounting principles applicable to a going concern.  This contemplates the realization of assets and the liquidation of liabilities in the normal course of business.  Currently, the Company does not have material assets, nor does it have operations or a source of revenue sufficient to cover its operation costs and allow it to continue as a going concern.  The Company has a deficit accumulated since inception (June 2, 2008) through November 30, 2011; of ($438,600).  The Company will be dependent upon the raising of additional capital through placement of our common stock in order to implement its business plan.  There can be no assurance that the Company will be successful in either situation in order to continue as a going concern.  The Company has funded its initial operations, from inception to November 30, 2011, by way of issuing common shares and advances from related parties.  As of November 30, 2011, the Company had issued 31,500,000 common shares, for a total of $677,500. These financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts, or amounts and classification of liabilities that might result from this uncertainty.

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

NOTE 5 – CAPITAL STOCK

In August, 2011, the company filed, amended and restated Articles of Incorporation with the Secretary of State of Florida which:

•	changed the name of the corporation to Sound Kitchen Entertainment Group, Inc.

•	increased the number of authorized shares of common stock from 100,000,000 shares to 500,000,000 shares and fixed a par value of $0.001 per share,

•	authorized a class of 10,000,000 shares of blank check preferred stock, par value $0.001 per share, and

•

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

On August 26, 2011, the Company issued 9,600,000 shares of the common stock in the Company at $0.025 per share for $240,000 as payment of the liability for the company’s children’s library.

As of November 30, 2011 and 2010, the Company has not granted any stock options and has not recorded any stock-based compensation.

In January, 2011, the company’s filing of Form S-1 with the Securities and Exchange Commission to sell a maximum of 1,000,000 common shares at $0.025 per share to raise funding of $25,000 became effective. At November 30, 2011, the Company has not sold any shares and there is no assurance that these common shares will be sold.

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

The components of the Company’s deferred tax asset as of November 30, 2011 is as follows:

November 30, 2011
Net operating loss carry forward	$438,600
Times Tax at Statutory rate	35

Deferred Tax Asset	153,510
Valuation allowance	(153,510)

Net deferred tax asset	$0

The net federal operating loss carry forward will expire between 2028 and 2030.  This carry forward may be limited upon the consummation of a business combination under IRC Section 381.

SOUND KITCHEN ENTERTAINMENT GROUP, INC.

(A DEVELOPMENT STAGE COMPANY)

NOTES TO FINANCIAL STATEMENTS

NOTE 7 – RELATED PARTY TRANSACTIONS

During the period from June 2, 2008 (inception) through August 31, 2010 the former sole officer and director paid incorporation costs of $684 on behalf of the Company.  Additionally, other affiliates and related parties have made advances from time to time and at November 30, 2011 and August 31, 2011, the amounts were $24,177 and $400 respectively. These were classified as loans from related parties. All advances and loans are payable on demand and without interest.

Limited office space and services are provided without charge by a related party which is considered immaterial for financial presentation. The officers and directors of the Company are involved in other business activities and may, in the future, become involved in other business opportunities.  If a specific business opportunity becomes available, such persons may face a conflict in selecting between the Company and their other business interests.  The Company has not formulated a policy for the resolution of such conflicts.

NOTE 8 – NOTE PAYABLE

On July 31, 2010, the company acquired intellectual property for a total cost of $262,500. At closing, the company executed a promissory note in the amount of $240,000 having the following salient terms and conditions:

a)	The intellectual property secures the promissory note.

b)

There is no stated interest rate, but interest is calculated as cash flow is receive by the company from any/all sources at $0.075 per song download and $0.125 per song from any/all sources including, but not limited to, compact disc (CD).

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

NOTE 9 – OFFICE LEASE OBLIGATIONS

On October 1, 2011, the Company has entered into an operating lease agreement for its warehouse and corporate offices located in Franklin, Tennessee consisting of approximately 1,900 square feet. The current lease term expiration date is September 30, 2014

Future minimum annual payment required under this operating lease at November 30, 2011 is as follows:

2012	$33,744
2013	35,431
2014	31,003
$100,178

Rent expense plus common area maintenance for the quarter ended November 30, 2011 was $5,624.

NOTE 10 – SUBSEQUENT EVENTS

We have evaluated events and transactions that occurred subsequent to November 30, 2011 through December 15, 2011, the date the financial statements were issued, for potential recognition or disclosure in the accompanying financial statements.  Other than the disclosures above, we did not identify any events or transactions that should be recognized or disclosed in the accompanying financial statements.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis should be read in conjunction with our consolidated financial statements, including the notes thereto, appearing in this Form 10-Q and in our Annual Report on Form 10-K for the fiscal year ended August 31, 2011 filed on October 7, 2011 with the Securities and Exchange Commission and are hereby referenced.

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

Overview

We are a development stage company incorporated in the state of Florida in June, 2008. The Company was substantially inactive until July, 2010. On July 31, 2010, we acquired intellectual property consisting of thirty-five (35) children’s songs to market and sell through distribution channels throughout the United States and foreign territories children’s intellectual properties, including original children’s music, videos and discs. Emphasis will be placed on creating original children’s music having a CD format that is personalized for the child’s individual name and download songs on the internet. In October, 2011, we leased offices in the Nashville, Tennessee area to expand our entertainment operations including, but not limited to, management of entertainers, producers of music and expansion of opportunities presented and determined by management viable for economic substance.

Going Concern

Our financial statements have been prepared on the basis of accounting principles applicable to a going concern. As a result, they do not include adjustments that would be necessary if we were unable to continue as a going concern and would therefore be obligated to realize assets and discharge our liabilities other than in the normal course of operations.  As reflected in the accompanying financial statements, the Company is in the development stage with no revenues, has used cash flows in operations of ($210,923) from inception of June 2, 2008 to November 30, 2011 and has an accumulated deficit of ($438,600) through November 30, 2011.

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

Our primary marketing challenge for the coming 12 months is to achieve market awareness from and through independent distributors to market  our products including CDs, DVDs, web downloads (MP3 format) and client management currently under development. Additionally, management is seeking new acquisitions to complement existing products.

Revenues

These forward-looking statements, pertaining to revenues, are based on our management’s current expectations and beliefs and involve numerous risks and uncertainties that could cause actual results to differ materially from expectations.  You should not rely upon these forward-looking statements as predictions of future events because we cannot assure you that the events or circumstances reflected in these statements will be achieved or will occur.  As our revenues commence, we plan to invest in marketing and sales by increasing the number of direct sales throughout our web portal to build brand awareness. We expect that in the future, marketing and sales expenses will increase in absolute dollars commencing in the fourth quarter of 2012. We do not expect our revenues to increase significantly until fourth quarter of 2012.

General and Administrative Expenses

We expect that general and administrative expenses associated with executive compensation will increase in the future. Although our current president, chief financial officer and directors have foregone full salary payments during the initial stages of the business plan, we anticipate commencing revenues in the fourth quarter of 2012. In addition, we believe in the 2012 fiscal year that the compensation packages required to attract the senior executives the Company requires to execute against its business plan will increase our total general and administrative expenses.

Summary of Condensed Results of Operations

Any measurement and comparison of revenues and expenses from continuing operations should not be considered necessarily indicative or interpolated as the trend to forecast our future revenues and results of operations.

Results for the Three Months Ended November 30, 2011 and 2010

Revenues. The Company’s revenues for the three months ended November 30, 2011 and 2010 were $0 and $0 respectively. Additionally, the Company has not had any revenues from inception (June 2, 2008) to November 30, 2011.

Legal and Accounting Expenses. Legal and Accounting expenses for the three months ended November 30, 2011 were $6,500 as compared to $2,100 for the three months ended November 30, 2010.  The increase of $4,400 was substantially due to the Company entering into entertainment management and these increased costs are expected to remain constant.

General and Administrative Expenses. General and administrative expenses for the three months ended November 30, 2011 and 2010 were $2,800 and $1,500 respectively.  The increase costs are to maintain current filings as mandated with the Securities and Exchange Commission.

Net Loss. Net loss for the three months ended November 30, 2011 was ($13,300) as compared to a loss of ($3,600) for the three months ended November 30, 2010.  The increase of net loss for the three months ending November 30, 2011 is typical for a development stage company commencing to engage in active development and operations and is recurring in nature.  As the company develops its business plan, the net losses could increase substantially.

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

As of November 30, 2011, total current assets were $100.

As of November 30, 2011, total current liabilities were $29,300 which consisted of $5,123 of accrued expenses and $24,177 of loans from related parties.  We had net working capital deficit at November 30, 2011 of ($29,200) as compared to net working deficit capital of ($10,300) at August 31, 2011.

During the three months ended November 30, 2011, operating activities used cash of $23,777.

Material Commitments

Except for the lease entered into on October 1, 2011 (see footnote No. 9), the Company does not have any material commitments as of November 30, 2011.

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

PART II OTHER INFORMATION

Item 1.  Legal Proceeding.

None.

Item 1A.  Risk Factors.

There have been no material changes from the risk factors disclosed in our Annual Report on Form 10-K for the year ended August 31, 2011.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.

None (for the three months ended November 30, 2011).

Item 3.  Defaults Upon Senior Securities.

None.

Item 4.  (Removed and Reserved).

Item 5.  Other Information.

None.

Item 6.  Exhibits

(a)          Exhibits

Exhibit No.	Description

31.1	Rule 13a-14(a)/15d-14(a) Certification of Principal Executive Officer
31.2	Rule 13a-14(a)/15d-14(a) Certification of Principal Accounting and Financial Officer
32.1	Section 1350 Certification of Principal Executive Officer
32.2	Section 1350 Certification of Principal Accounting and Financial Officer
101 *	XBRL data files of Financial Statements and Notes contained in this Quarterly Report on Form 10-Q.

* In accordance with Regulation S-T, the Interactive Data Files in Exhibit 101 to the Quarterly Report on Form 10-Q shall be deemed “furnished” and not “filed.”

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SOUND KITCHEN ENTERTAINMENT GROUP, INC.

DATE: December 20, 2011	By:	/s/ Russ Regan
Russ Regan
President and Principal Executive Officer