Form 10-Q
period 2012-02-29
FIRST LEVEL ENTERTAINMENT GROUP, INC.
filed 2012-03-29
CIK 1503227

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended February 29, 2012

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___________ to ___________

Commission file number  333-170016

First Level Entertainment Group, Inc.

(Exact name of registrant as specified in its charter)

Florida	90-0599877
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

7076 Spyglass Avenue, Parkland, Florida	33076
(Address of principal executive offices)	(Zip Code)

(954) 599-3672

(Issuer’s telephone number, including area code)

Sound Kitchen Entertainment Group, Inc.

(Former name, former address and former fiscal year, if changed since last report)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☑     No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes ☑     No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.  (Check one):

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☑

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐     No ☑

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at March 10, 2012
Common Stock, $0.001	39,920,000 shares
Preferred Stock, $0.001	0 shares

FIRST LEVEL ENTERTAINMENT GROUP, INC.

TABLE OF CONTENTS

PAGE

Part I Financial Information	3

Item 1. Financial Statements	3

Condensed Balance Sheets at February 29, 2012 (unaudited) and August 31, 2011 (audited)	3

Condensed Statements of Operations for the three months ended February 29, 2012 and the cumulative period from June 2, 2008 (inception) through February 29, 2012	4

Statement of Stockholders’ Equity/(Deficit) from June 2, 2008 (inception) through February 29, 2012	5

Condensed Statements of Cash Flows at February 29, 2012	6

Notes to Condensed Financial Statements	7-12

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.	13-16

Item 3. Quantitative and Qualitative Disclosures About Market Risk.	16

Item 4. Controls and Procedures.	16-17

Part II Other Information	17

Item 1. Legal Proceeding.	17

Item 1A. Risk Factors.	17

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.	17

Item 3. Defaults Upon Senior Securities.	17

Item 4. (Removed and Reserved).	17

Item 5. Other Information.	17

Item 6. Exhibits.	17

Signatures	18

PART I FINANCIAL INFORMATION

Item 1.  Financial Statements

FIRST LEVEL ENTERTAINMENT GROUP, INC.

(A DEVELOPMENT STAGE COMPANY)

CONDENSED BALANCE SHEET

	Unaudited	Audited
	February 29, 2012	August 31, 2011
ASSETS

CURRENT ASSETS:
Cash and equivalents	$3,100	$100
Total Current Assets	3,100	100

OTHER ASSETS:
Intellectual assets, net	162,500	262,500

Total Assets	$165,600	$262,600

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIENCY)

CURRENT LIABILITIES:
Accounts payable	$—	$—
Accrued Expenses	11,071	10,000
Loans from related parties	1,679	400
Total Current Liabilities	12,750	10,400

LONG TERM LIABILITIES
Note Payable	—	—
Total Long Term Liabilities	—	—

Total Liabilities	12,750	10,400

STOCKHOLDERS’ EQUITY (DEFICIT):
Preferred Stock, par value $.001; 10,000,000 shares authorized; 0 issued and outstanding at February 29, 2012 and August 31, 2011	—	—
Common stock , par value $.001; 500,000,000 shares authorized; 35,920,000 shares issued and outstanding as of February 29, 2012 and 31,500,000 shares issued at August 31, 2011	$35,920	$31,500
Additional paid in capital	752,080	646,000
Deficit accumulated during the development stage	(635,150)	(425,300)
Total Stockholders’ Equity	152,850	252,200

Total Liabilities and Stockholders’ Equity	$165,600	$262,600

The accompanying notes are an integral part of these statements.

FIRST LEVEL ENTERTAINMENT GROUP, INC.

(A DEVELOPMENT STAGE COMPANY)

CONDENSED STATEMENTS OF OPERATIONS

FOR THE PERIOD JUNE 2, 2008 (INCEPTION) THROUGH FEBRUARY 29, 2012

(UNAUDITED)

	For the three months ended February 29, 2012	For the three months ended February 28, 2011	For the six months ended February 29, 2012	For the six months ended February 28, 2011	Cumulative From June 2, 2008 (inception) through February 29, 2012

Net Sales	$—	$—	$—	$—	$—

Cost of Sales	—	—	—	—	—

Gross Profit	—	—	—	—	—

Operating Expenses:
Legal and Accounting	2,500	2,100	9,000	4,200	28,400
Amortization/Impairment	100,000	—	100,000	—	100,000
General and Administrative	2,950	1,500	5,750	3,000	14,150
Office Lease Expense	10,100	—	14,100	—	14,100
Consulting	81,000	—	81,000	—	478,500

Total Operating Expenses	196,550	3,600	209,850	7,200	635,150

Operating Loss	(196,550)	(3,600)	(209,850)	(7,200)	(635,150)

Net (loss) before Income Taxes	(196,550)	(3,600)	(209,850)	(7,200)	(635,150)

Provision for Income Taxes	—	—	—	—	—

Net (loss)	$(196,550)	$(3,600)	$(209,850)	$(7,200)	$(635,150)

Basic and diluted net loss per common share	$(0.006)	$(0.001)	$(0.007)	$(0.001)

Weighted average number of common shares outstanding	31,548,571	5,500,000	31,524,286	5,500,000

The accompanying notes are an integral part of these statements.

FIRST LEVEL ENTERTAINMENT GROUP, INC.

(A DEVELOPMENT STAGE COMPANY)

STATEMENT OF STOCKHOLDERS’ EQUITY/(DEFICIT)

FROM JUNE 2, 2008 (INCEPTION) THROUGH FEBRUARY 28, 2011

(Unaudited)

				Accumulated
			Additional	(Deficit) During	Total
Par Value of $0.001	Common Stock		Paid in	Development	Stockholders’
	Shares	Amount	Capital	Stage	Equity (Deficit)

Balance at June 2, 2008 (date of inception)

Common Stock issued July 30, 2010	1,000,000	$1,000	$4,000	$—	$5,000

Common stock issued July 31, 2010	4,500,000	4,500	18,000	—	22,500

Net loss for the Period from June 2, 2008 to August 31, 2010	—	—	—	(6,384)	(6,384)

Balance August 31, 2010	5,500,000	$5,500	$22,000	$(6,384)	$21,116

Common Stock issued April 30, 2011 for debt	500,000	500	12,000	—	12,500

Common Stock issued July 31, 2011 for services	1,200,000	1,200	28,800	—	30,000

Common Stock issued August 26, 2011 for services	14,700,000	14,700	352,800	—	367,500

Common Stock issued August 26, 2011 for conversion of debt	9,600,000	9,600	230,400	—	240,000

Net loss for the twelve month period ending August 31, 2011	—	—	—	(418,916)	(418,916)

Balance August 31, 2011	31,500,000	$31,500	$646,000	$(425,300)	$252,200

Common Stock issued February 29, 2012 for debt	1,300,000	1,300	31,200	—	32,500

Common Stock issued February 29, 2012 for services	3,000,000	3,000	72,000	—	75,000

Common Stock issued February 29, 2012 in Form S-1	120,000	120	2,880	—	3,000

Net loss for the six month period ending February 29, 2012	—	—	—	(209,850)	(209,850)

Balance February 29, 2012	35,920,000	$35,920	$752,080	$(635,150)	$152,850

The accompanying notes are an integral part of these statements.

FIRST LEVEL ENTERTAINMENT GROUP, INC.

(A DEVELOPMENT STAGE COMPANY)

CONDENSED STATEMENTS OF CASH FLOWS

FOR THE PERIOD JUNE 2, 2008 (INCEPTION) THROUGH FEBRUARY 29, 2012

	For the Six months ended February 29, 2012	For the Six months ended February 28, 2011	Cumulative from June 2, 2008 (Inception) through February 29, 2012

OPERATING ACTIVITIES:
Net loss	$(209,850)	$(7,200)	$(635,150)
Adjustments to reconcile net loss to net cash used in operating activities:
Increase in Amortization	100,000	—	100,000
Issuance of common stock for services	75,000	—	472,500
Issuance of common stock - shareholder note payable	32,500	—	285,000

Changes in operating assets and liabilities:
Increase/(Decrease) in accounts payable and accrued expenses	1,071	(2,100)	11,071

Net cash provided by (used) in operating activities	(1,279)	(9,300)	233,421

FINANCING ACTIVITIES:
Increase in due to related parties	1,279	4,400	1,679
Increase (decrease) in notes payable	—	—	(240,000)
Proceeds from issuance of common stock	3,000	—	8,000

Net cash provided by (used in) financing activities	4,279	4,400	(230,321)

NET INCREASE (DECREASE) IN CASH	3,000	(4,900)	3,100

CASH BEGINNING BALANCE	100	5,000	—

CASH ENDING BALANCE	3,100	100	3,100

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Taxes paid	$—	$—	$—
Interest paid	$—	$—	$—

NON-CASH TRANSACTIONS AFFECTING OPERATING, INVESTING AND FINANCING ACTIVITIES:
Issuance of common stock - shareholder note payable	$32,500	$—	$285,000
Issuance of common stock for services	$75,000	$—	$472,500
Issuance of common stock for acquisition of intellectual property	$—	$—	$22,500
Issuance of notes payable for acquisition of intellectual property	$—	$—	$240,000

The accompanying notes are an integral part of these statements.

FIRST LEVEL ENTERTAINMENT GROUP, INC.

(A DEVELOPMENT STAGE COMPANY)

NOTES TO FINANCIAL STATEMENTS

NOTE 1 – NATURE OF OPERATIONS AND BASIS OF PRESENTATION

First Level Entertainment Group, Inc. (“Company”) is a development stage company commencing development operations in April, 2010 and has incurred losses since inception totaling $635,150.  The Company was incorporated on June 2, 2008 in the State of Florida and established a fiscal year end of August 31st.  The Company is a development stage company focusing on the children’s music business and social networking applications including mobile.

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

Intellectual Property

The Company, on July 31, 2010, acquired intellectual property consisting of thirty-five (35) children’s songs. The intellectual property acquired included all rights, title and interest and therefore the Company has title of one hundred percent (100%) ownership to the thirty-five (35) children’s songs.

The Company has capitalized costs of the acquired intellectual properties consisting of $162,500 including thirty-five (35) individual children’s songs at February 29, 2012 and $262,500 at August 31, 2011. The Company begins amortizing intellectual property costs, using the straight-line method over the estimated useful life of 3 years, once it is put into service. At February 29, 2012, the intellectual properties have not been put into service.

Impairment of Long-Lived Assets

In accordance with ASC 360-10-05-4 “Property, Plant, and Equipment-Impairment or Disposal of Long-Lived Assets”, which was previously Financial Accounting SFAS No.144, “Accounting for the Impairment or Disposal of Long-lived Assets”, the Company assesses long-lived assets, such as property and equipment and intangible assets subject to amortization, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset group may not be fully recoverable. Recoverability of asset groups to be held and used in measured by a comparison of the carrying amount of an asset group to estimated undiscounted future cash flows expected to be generated by the asset group. If the carrying amount exceeds its estimated future cash flows, an impairment charge is recognized by the amount by which the carrying amount of an asset group exceeds the fair value of the asset group. The Company evaluated its long-lived assets and impairment charges of $100,000 were recorded for the three (3) month period ended February 29, 2012.

FIRST LEVEL ENTERTAINMENT GROUP, INC.

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

Advertising, Consulting Services and Marketing

The company expenses advertising, consulting services and marketing as incurred.  The company has had advertising, consulting services and marketing expenses of $478,500 from inception (June 2, 2008) through February 29, 2012.

Property

The Company entered into a three (3) year lease agreement commencing October 1, 2011 and expenses the cost as incurred. The lease was terminated effective January 31, 2012 and the security deposit of $5,600 was expensed for the (3) month period ended February 29, 2012. The company is currently leasing office space on a monthly basis for an amount of $1,500 per month.

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

FIRST LEVEL ENTERTAINMENT GROUP, INC.

(A DEVELOPMENT STAGE COMPANY)

NOTES TO FINANCIAL STATEMENTS

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

Recent Accounting Pronouncements

The Company has evaluated all the recent accounting pronouncements through February 29, 2012 and believes that none of them, including those not yet effective, will have a material effect on the financial position or results of operations of the Company.

NOTE 3 – GOING CONCERN

The Company’s financial statements are prepared in accordance with generally accepted accounting principles applicable to a going concern.  This contemplates the realization of assets and the liquidation of liabilities in the normal course of business.  Currently, the Company does not have material assets that can be liquidated in a timely manner, nor does it have operations or a source of revenue sufficient to cover its operation costs and allow it to continue as a going concern.  The Company has a deficit accumulated since inception (June 2, 2008) through February 29, 2012; of $(635,150).The Company will be dependent upon the raising of additional capital through placement of our common stock in order to implement its business plan.  There can be no assurance that the Company will be successful in either situation in order to continue as a going concern.  The Company has funded its initial operations, from inception to February 29, 2012 by way of issuing common shares and advances from related parties.  As of February 29, 2012, the Company had issued 35,920,000 common shares, for a total of $788,000. These financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts, or amounts and classification of liabilities that might result from this uncertainty.

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

FIRST LEVEL ENTERTAINMENT GROUP, INC.

(A DEVELOPMENT STAGE COMPANY)

NOTES TO FINANCIAL STATEMENTS

NOTE 5 – CAPITAL STOCK

In August, 2011 and February, 2012, the company filed, amended and restated Articles of Incorporation with the Secretary of State of Florida which:

•	changed the name of the corporation to First Level Entertainment Group, Inc.

•	increased the number of authorized shares of common stock from 100,000,000 shares to 500,000,000 shares and fixed a par value of $0.001 per share,

•	authorized a class of 10,000,000 shares of blank check preferred stock, par value $0.001 per share, and

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

On February 29, 2012, the Company issued 1,300,000 shares of the common stock in the Company at $0.025 per share for $32,500 as payment of debt to related parties.

On February 29, 2012, the Company issued 3,000,000 shares of the common stock in the Company at $0.025 per share for $75,000 as payment for consulting services.

On February 29, 2012, the Company issued 120,000 shares of the common stock in the Company at $0.025 per share for $3,000 pursuant to the Form S-1 as filed with the Securities and Exchange Commission.

From inception (June 2, 2008) through February 29, 2012, the Company has not granted any stock options and has not recorded any stock-based compensation.

In January, 2011, the company’s filing of Form S-1 with the Securities and Exchange Commission to sell a maximum of 1,000,000 common shares at $0.025 per share to raise funding of $25,000 became effective. At February 29, 2012, the Company has commenced the sale of these securities and sold 120,000 shares and there is no assurance that the balance (880,000 common shares) will be sold.

FIRST LEVEL ENTERTAINMENT GROUP, INC.

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

The components of the Company’s deferred tax asset as of February 29, 2012 are as follows:

February 29, 2012
Net operating loss carry forward	$635,150
Times Tax at Statutory rate	35%

Deferred Tax Asset	222,303
Valuation allowance	(222.303)

Net deferred tax asset	$0

The net federal operating loss carry forward will expire between 2028 and 2030.  This carry forward may be limited upon the consummation of a business combination under IRC Section 381.

NOTE 7 – RELATED PARTY TRANSACTIONS

During the period from June 2, 2008 (inception) through August 31, 2011 the former sole officer and director paid incorporation costs of $684 on behalf of the Company.  Additionally, other affiliates and related parties have made advances from time to time and at February 29, 2012 and August 31, 2011, the amounts were $1,679 and $400 respectively. These were classified as loans from related parties. For the three (3) month period ended February 29, 2012, loans from related parties were converted into 1,300,000 common shares for a total of $32,500. All advances and loans are payable on demand and without interest.

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

FIRST LEVEL ENTERTAINMENT GROUP, INC.

(A DEVELOPMENT STAGE COMPANY)

NOTES TO FINANCIAL STATEMENTS

NOTE 9 – OFFICE LEASE OBLIGATIONS

On October 1, 2011, the Company has entered into an operating lease agreement for its warehouse and corporate offices located in Franklin, Tennessee consisting of approximately 1,900 square feet. The current lease term expiration date is September 30, 2014. The lease was terminated at January 31, 2012 and the company forfeited its security deposit of $5,600. Rent expense plus common area maintenance for the quarter ended February 29, 2012 was $10,100 including the security deposit forfeiture.

NOTE 10 – SUBSEQUENT EVENTS

We have evaluated events and transactions that occurred subsequent to February 29, 2012 through March 10, 2012, the date the financial statements were issued, for potential recognition or disclosure in the accompanying financial statements.  Other than the disclosures above, we did not identify any events or transactions that should be recognized or disclosed in the accompanying financial statements.

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

Overview

We are a development stage company incorporated in the state of Florida in June, 2008. The Company, on July 31, 2010, acquired intellectual property consisting of thirty-five (35) children’s songs to market and sell through distribution channels throughout the United States and foreign territories. The current focus of our development stage company is as follows:

•

Children’s intellectual properties, including original children’s music, videos and discs. Emphasis will be placed on creating original children’s music having a CD format that is personalized for the child’s individual name and download songs on the internet.

•	A portfolio of mobile and social networking applications that are designed to appeal to a broad section of Internet and smart phone users.

Going Concern

Our financial statements have been prepared on the basis of accounting principles applicable to a going concern. As a result, they do not include adjustments that would be necessary if we were unable to continue as a going concern and would therefore be obligated to realize assets and discharge our liabilities other than in the normal course of operations.  As reflected in the accompanying financial statements, the Company is a development stage entity having generated no revenues from inception through February 29, 2012. We have provided cash flows in operations of $233,421 from inception (June 2, 2008) to February 29, 2012 and have an accumulated deficit of $(635,150) through February 29, 2012.

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

Outlook

The most important metric by which we judge the Company’s performance now and in the near term is generating revenues on the top line and sales growth. Our current commitment to develop and deliver quality products means that, for the near future, bottom line profitability will be a poor indicator of our success.

Since investors are certain to be the primary, near term source of liquidity to support our development and marketing efforts, our liquidity will be driven by our ability to attract repeat investments from current shareholders and to find new ones. We are currently attracting investors as a result of our Form S-1 becoming effective on January 27, 2011. All investors must fully understand that an investment in our company is of high risk and they can lose their total invested capital.

Our primary marketing challenge for the coming twelve (12) months is to achieve market awareness from and through independent distributors to market our products (including CDs, DVDs, web downloads (MP3 format) and mobile and social networking applications) currently under development and anticipated to be completed for beta testing in the third quarter of 2012. Additionally, management is seeking new acquisitions to complement existing products.

Revenues

These forward-looking statements, pertaining to revenues, are based on our management’s current expectations and beliefs and involve numerous risks and uncertainties that could cause actual results to differ materially from expectations.  You should not rely upon these forward-looking statements as predictions of future events because we cannot assure you that the events or circumstances reflected in these statements will be achieved or will occur.  As our revenues commence, we plan to invest in marketing and sales by increasing the number of direct sales throughout our web portal to build brand awareness. We expect that in the future, marketing and sales expenses will increase in absolute dollars commencing in the third quarter of 2012. We do not expect our revenues to increase significantly until fourth quarter of 2012.

General and Administrative Expenses

We expect that general and administrative expenses associated with executive compensation will increase in the future. Although our current officers and directors have foregone full salary payments during the initial stages of the business development (anticipated to commence revenues in the fourth quarter of 2012), these expenses are anticipated to commence in the near future. In addition, we believe in the latter part of the 2012 fiscal year that the compensation packages required to attract the senior executives of the Company will require management to execute against its business plan which will increase our total expenses, including, but not limited to, general and administrative, legal, accounting, marketing and salaries.

Summary of Condensed Results of Operations

Any measurement and comparison of revenues and expenses from continuing operations should not be considered necessarily indicative or interpolated as the trend to forecast our future revenues and results of operations.

Results for the Three Months Ended February 29, 2012

Revenues. The Company’s revenues for the three months ended February 29, 2012 were $0. Additionally, the Company has not had any revenues from inception (June 2, 2008) to February 29, 2012.

Legal and Accounting Expenses. Legal and Accounting expenses for the three months ended February 29, 2012 were $2,500 as compared to $2,100 for the three months ended February 28, 2011. These legal and accounting expenses were a direct result of professional fees associated with the company’s filings required by the Securities and Exchange Commission.

General and Administrative Expenses. General and administrative expenses for the three months ended February 29, 2012 were $2,950 as compared to $1,500 for the three months ended February 28, 2011.  These expenses are normal and reoccurring for our Company as a development stage entity.

Consulting. Consulting expenses for the three months ended February 29, 2012 were $81,000 as compared to $0 for the three months ended February 28, 2011.  The substantial increase $(81,000) in expenses for the period ended February 29, 2012 were a result of the company entering into the development phase of software applications for the internet and smart phone industries.

Net Loss. Net loss for the three months ended February 29, 2012 was $(196,550) as compared to $(3,600) for the three months ended February 28, 2011.  The substantial increase of net loss $(192,950) was a result of a $100,000 impairment to asset values; an $81,000 expense for consultants entering into the company’s development stage of internet and smart phone applications and rent of $10,100.

Results for the Six Months Ended February 29, 2012

Revenues. The Company’s revenues for the six months ended February 29, 2012 were $0. Additionally, the Company has not had any revenues from inception (June 2, 2008) to February 29, 2012.

Legal and Accounting Expenses. Legal and Accounting expenses for the six months ended February 29, 2012 were $9,000 as compared to $4,200 for the six months ended February 28, 2011. These legal and accounting expenses were a direct result of professional fees associated with the company’s filings required by the Securities and Exchange Commission.

General and Administrative Expenses. General and administrative expenses for the six months ended February 29, 2012 were $5,750 as compared to $3,000 for the six months ended February 28, 2011.  These expenses are normal and reoccurring for our Company as a development stage entity.

Consulting. Consulting expenses for the six months ended February 29, 2012 were $81,000 as compared to $0 for the six months ended February 28, 2011.  The substantial increase $(81,000) in expenses for the period ended February 29, 2012 were a result of the company entering into the development phase of software applications for the internet and smart phone industries.

Net Loss. Net loss for the six months ended February 29, 2012 was $(209,850) as compared to $(7,200) for the six months ended February 28, 2011.  The substantial increase of net loss $(202,650) was a result of a $100,000 impairment to asset values; an $81,000 expense for consultants entering into the company’s development stage of internet and smart phone applications and rent of $14,100.

Impact of Inflation

We believe that the rate of inflation has had negligible effect on our operations.  We believe we can absorb most, if not all, increased non-controlled operating costs by increasing sales prices, whenever deemed necessary and by operating our Company in the most efficient manner possible.

Liquidity and Capital Resources

The ability of the Company to continue as a going concern is dependent on the Company’s ability to raise additional capital and implement its business plan. Since its inception, the Company has been funded by advances from related parties, conversion of debt to common shares and the sale of common shares to related parties and others.

As of February 29, 2012, total current assets were $3,100.

As of February 29, 2012, total current liabilities were $12,750, which consisted of $11,071 for accrued expenses and $1,679 of loans from related parties.  As of August 31, 2011, total current liabilities were $10,400, which consisted of $10,000 of accrued expenses and $400 of loans from related parties.  We had net working capital deficit of $(9,650) as of February 29, 2012, compared to net working deficit capital of $(10,300) at August 31, 2011.

During the three months ended February 29, 2012, our operating activities used cash of $1,279.

Material Commitments

The Company does not have any material commitments as of February 29, 2012.

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

Item 4.  Controls and Procedures

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

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.

On February 29, 2012, the company issued 4,300,000 common shares at $0.025 per share for a total of $107,500 to consultants and related parties. All 4,300,000 common shares were not registered under the Securities Act of 1933, as amended: under exemption contained in Section 4(2) of the Securities Act of 1933 and the shares issued bare a restrictive legend.

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

FIRST LEVEL ENTERTAINMENT GROUP, INC.

DATE: March 29, 2012	By:	/s/ Russ Regan
Russ Regan
President and Principal Executive Officer,