Form 10-Q
period 2012-05-31
FIRST LEVEL ENTERTAINMENT GROUP, INC.
filed 2012-06-21
CIK 1503227

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended May 31, 2012

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

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☑

(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐     No ☑

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at June 10, 2012
Common Stock, $0.001	46,800,000 shares
Preferred Stock, $0.001	0 shares

FIRST LEVEL ENTERTAINMENT GROUP, INC.

TABLE OF CONTENTS

PAGE

Part I Financial Information	3

Item 1. Financial Statements	3

Condensed Balance Sheets at May 31, 2012 (unaudited) and August 31, 2011 (audited)	3

Condensed Statements of Operations for the three and nine months ended May 31, 2012 and 2011 and the cumulative period from June 2, 2008 (inception) through May 31, 2012	4

Statement of Stockholders’ Equity/(Deficit) from June 2, 2008 (inception) through May 31, 2012	5

Condensed Statements of Cash Flows at May 31, 2012	6

Notes to Condensed Financial Statements	7-12

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.	13-16

Item 3. Quantitative and Qualitative Disclosures About Market Risk.	17

Item 4. Controls and Procedures.	17

Part II Other Information	17

Item 1. Legal Proceeding.	17

Item 1A. Risk Factors.	17

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.	17

Item 3. Defaults Upon Senior Securities.	17

Item 4. Mine Safety Disclosures	17

Item 5. Other Information.	17

Item 6. Exhibits.	18

Signatures	18

PART I FINANCIAL INFORMATION

Item 1.  Financial Statements

FIRST LEVEL ENTERTAINMENT GROUP, INC.

(A DEVELOPMENT STAGE COMPANY)

CONDENSED BALANCE SHEET

	Unaudited	Audited
	May 31, 2012	August 31, 2011
ASSETS

CURRENT ASSETS:
Cash and equivalents	$100	$100
Total Current Assets	100	100

OTHER ASSETS:
Intellectual assets, net	105,000	262,500

Total Assets	$105,100	$262,600

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIENCY)

CURRENT LIABILITIES:
Accounts payable	$2,500	$—
Accrued Expenses	26,821	10,000
Loans from related parties	34	400
Total Current Liabilities	29,355	10,400

LONG TERM LIABILITIES
Note Payable	32,500	—
Total Long Term Liabilities	32,500	—

Total Liabilities	61,855	10,400

STOCKHOLDERS’ EQUITY (DEFICIT):
Preferred Stock, par value $.001; 10,000,000 shares authorized; 0 issued and outstanding at May 31, 2012 and August 31, 2011	—	—
Common stock , par value $.001; 500,000,000 shares authorized; 46,800,000 shares issued and outstanding as of May 31, 2012 and 31,500,000 shares issued at August 31, 2011	$46,800	$31,500
Additional paid in capital	1,013,200	646,000
Deficit accumulated during the development stage	(1,016,755)	(425,300)
Total Stockholders’ Equity	43,245	252,200

Total Liabilities and Stockholders’ Equity	$105,100	$262,600

The accompanying notes are an integral part of these statements.

FIRST LEVEL ENTERTAINMENT GROUP, INC.

(A DEVELOPMENT STAGE COMPANY)

CONDENSED STATEMENTS OF OPERATIONS

FOR THE PERIOD JUNE 2, 2008 (INCEPTION) THROUGH MAY 31, 2012

(UNAUDITED)

					Cumulative from
					June 2, 2008
	For the three	For the three	For the nine	For the nine	(inception)
	months ended	months ended	months ended	months ended	through
	May 31, 2012	May 31, 2011	May 31, 2012	May 31, 2011	May 31, 2012

Net Sales	$—	$—	$—	$—	$—

Cost of Sales	—	—	—	—	—

Gross Profit	—	—	—	—	—

Operating Expenses:
Compensation	124,500	—	124,500	—	124,500
Legal and Accounting	3,300	1,600	12,300	5,800	31,700
Amortization/Impairment	57,500	—	157,500	—	157,500
General and Administrative	6,305	816	12,055	3,816	20,455
Office Lease Expense	—	—	14,100	—	14,100
Consulting and Development	190,000	2,000	271,000	2,000	668,500

Total Operating Expenses	381,605	4,416	591,455	11,616	1,016,755

Operating Loss	(381,605)	(4,416)	(591,455)	(11,616)	(1,016,755)

Net (loss) before Income Taxes	(381,605)	(4,416)	(591,455)	(11,616)	(1,016,755)

Provision for Income Taxes	—	—	—	—	—

Net (loss)	$(381,605)	$(4,416)	$(591,455)	$(11,616)	$(1,016,755)

Basic and diluted net loss per common share	$(0.010)	$(0.001)	$(0.018)	**

Weighted average number of common shares outstanding	37,989,565	5,668,478	33,476,715	5,556,777

** - Less than $0.001 per share

The accompanying notes are an integral part of these statements.

FIRST LEVEL ENTERTAINMENT GROUP, INC.

(A DEVELOPMENT STAGE COMPANY)

STATEMENT OF STOCKHOLDERS’ EQUITY/(DEFICIT)

FROM JUNE 2, 2008 (INCEPTION) THROUGH MAY 31, 2012

(UNAUDITED)

				Accumulated
			Additional	(Deficit) During	Total
Par Value of $0.001	Common Stock		Paid in	Development	Stockholders’
	Shares	Amount	Capital	Stage	Equity (Deficit)

Balance at June 2, 2008 (date of inception)	—	—	—	—	—

Common Stock issued July 30, 2010	1,000,000	$1,000	$4,000	$—	$5,000

Common stock issued July 31, 2010	4,500,000	4,500	18,000	—	22,500

Net loss for the Period from June 2, 2008 to August 31, 2010	—	—	—	(6,384)	(6,384)

Balance August 31, 2010	5,500,000	5,500	22,000	(6,384)	21,116

Common Stock issued April 30, 2011 for debt	500,000	500	12,000	—	12,500

Common Stock issued July 31, 2011 for services	1,200,000	1,200	28,800	—	30,000

Common Stock issued August 26, 2011 for services	14,700,000	14,700	352,800	—	367,500

Common Stock issued August 26, 2011 for conversion of debt	9,600,000	9,600	230,400	—	240,000

Net loss for the twelve month period ending August 31, 2011	—	—	—	(418,916)	(418,916)

Balance August 31, 2011	31,500,000	$31,500	$646,000	$(425,300)	$252,200

Common Stock issued February 29, 2012 for debt	1,300,000	1,300	31,200	—	32,500

Common Stock issued February 29, 2012 for services	3,000,000	3,000	72,000	—	75,000

Common Stock issued February 29, 2012	120,000	120	2,880	—	3,000

Common Stock issued April 17, 2012 for services	4,080,000	4,080	97,920	—	102,000

Common Stock issued May 31, 2012 for services	6,800,000	6,800	163,200	—	170,000

Net loss for the nine month period ending May 31, 2012	—	—	—	(591,455)	(591,455)

Balance May 31, 2012	46,800,000	$46,800	$1,013,200	$(1,016,755)	$43,245

The accompanying notes are an integral part of these statements.

FIRST LEVEL ENTERTAINMENT GROUP, INC.

(A DEVELOPMENT STAGE COMPANY)

CONDENSED STATEMENTS OF CASH FLOWS

FOR THE PERIOD JUNE 2, 2008 (INCEPTION) THROUGH MAY 31, 2012

			Cumulative from
			June 2, 2008
	For the nine	For the nine	(Inception)
	months ended	months ended	through
	May 31, 2012	May 31, 2011	May 31, 2012

OPERATING ACTIVITIES:
Net loss	$(591,455)	$(11,616)	$(1,016,755)
Adjustments to reconcile net loss to net cash used in operating activities:
Increase in Amortization	157,500	—	157,500
Issuance of common stock for services	347,000	—	744,500
Issuance of common stock - shareholder note payable	32,500	12,500	285,000

Changes in operating assets and liabilities:
Increase/(Decrease) in accounts payable and accrued expenses	19,321	(5,100)	29,321

Net cash provided by (used) in operating activities	(35,134)	(4,216)	199,566

FINANCING ACTIVITIES:
Increase in due to related parties	(366)	(684)	34
Increase (decrease) in notes payable	32,500	—	(207,500)
Proceeds from issuance of common stock	3,000	—	8,000

Net cash provided by (used in) financing activities	35,134	(684)	(199,466)

NET INCREASE (DECREASE) IN CASH	—	(4,900)	100

CASH BEGINNING BALANCE	100	5,000	—

CASH ENDING BALANCE	100	100	100

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Taxes paid	$—	$—	$—
Interest paid	$—	$—	$—

NON-CASH TRANSACTIONS AFFECTING OPERATING, INVESTING AND FINANCING ACTIVITIES:
Issuance of common stock - shareholder note payable	$32,500	$—	$285,000
Issuance of common stock for services	$347,000	$—	$744,500
Issuance of common stock for acquisition of intellectual property	$—	$—	$22,500
Issuance of notes payable for acquisition of intellectual property	$—	$—	$240,000

The accompanying notes are an integral part of these statements.

FIRST LEVEL ENTERTAINMENT GROUP, INC.

(A DEVELOPMENT STAGE COMPANY)

NOTES TO FINANCIAL STATEMENTS

NOTE 1 – NATURE OF OPERATIONS AND BASIS OF PRESENTATION

First Level Entertainment Group, Inc. (“Company”) is a development stage company commencing development operations in April, 2010 and has incurred losses since inception totaling ($1,016,755) through May 31, 2012.  The Company was incorporated on June 2, 2008 in the State of Florida and established a fiscal year end of August 31st.  The Company is a development stage company focusing on social networking applications including mobile and children’s original music.

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

The Company has capitalized costs of the acquired intellectual properties consisting of $105,000 including thirty-five (35) individual children’s songs at May 31, 2012 and $262,500 at August 31, 2011. The Company begins amortizing intellectual property costs, using the straight-line method over the estimated useful life of 3 years, once it is put into service. At May 31, 2012, the intellectual properties have not been put into service.

Impairment of Long-Lived Assets

In accordance with ASC 360-10-05-4 “Property, Plant, and Equipment-Impairment or Disposal of Long-Lived Assets”, which was previously Financial Accounting SFAS No.144, “Accounting for the Impairment or Disposal of Long-lived Assets”, the Company assesses long-lived assets, such as property and equipment and intangible assets subject to amortization, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset group may not be fully recoverable. Recoverability of asset groups to be held and used in measured by a comparison of the carrying amount of an asset group to estimated undiscounted future cash flows expected to be generated by the asset group. If the carrying amount exceeds its estimated future cash flows, an impairment charge is recognized by the amount by which the carrying amount of an asset group exceeds the fair value of the asset group. The Company evaluates its long-lived assets from time to time and impairment charges of $57,500 were recorded for the three (3) month period ended May 31, 2012.

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

Compensation

The Company expenses compensation as incurred. For the three (3) months ended May 31, 2012, the Company had compensation of $124,500 of which $110,450 was remitted as stock compensation and $14,050 was remitted as earned.

Research and Development, Consulting Services and Marketing

The company expenses research and development, consulting services and marketing as incurred.  The company has had research and development, consulting services and marketing expenses of $190,000 for the three (3) month period ended May 31, 2012 and $668,500 from inception (June 2, 2008) through May 31, 2012.

Property

The Company entered into a three (3) year lease agreement commencing October 1, 2011 and expenses the cost as incurred. The lease was terminated effective January 31, 2012.

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

Stock-based Compensation

The Company recognizes compensation expense over the requisite service period for issuance of equity (including common shares) at the time of vesting or issuance. Total stock-based compensation expense for the three (3) month period ending May 31, 2012 was $110,450.

The Company has not adopted a stock option plan and has not granted any stock options.  Accordingly, no stock-based compensation for options has been recorded to date.

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

Loans from Related Parties

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

Convertible Note from Related Parties

On April 17, 2012, the Company entered into a Convertible Note with a related entity controlled by our Chief Executive Officer (Steve Adelstein). Under the terms of this Note, the maximum amount to be advanced (from time to time) is $150,000 on or before December 31, 2012. The Note matures on August 31, 2015 including interest of 9% compounded quarterly. Additionally, the Note can be converted into common shares of the Company at $0.03 per common share at the sole discretion of the Note holder and/or assigns. As advances under this Note are at the sole discretion of the holder, there are no assurances that any future advances will be provided. At May 31, 2012, the Note amount was $32,500.

Services rendered from Related Parties

From time to time, the Company utilizes services including, but not limited to, consulting, marketing and strategic planning from related parties. During the three (3) months ended May 31, 2012, the Company remitted $100,000 for professional services performed with the issuance of 4,000,000 common shares (valued at $0.025 per common share) with a related entity controlled by our Chief Executive Officer (Steve Adelstein).

Recent Accounting Pronouncements

The Company has evaluated all the recent accounting pronouncements through May 31, 2012 and believes that none of them, including those not yet effective, will have a material effect on the financial position or results of operations of the Company.

FIRST LEVEL ENTERTAINMENT GROUP, INC.

(A DEVELOPMENT STAGE COMPANY)

NOTES TO FINANCIAL STATEMENTS

NOTE 3 – GOING CONCERN

The Company’s financial statements are prepared in accordance with generally accepted accounting principles applicable to a going concern.  This contemplates the realization of assets and the liquidation of liabilities in the normal course of business.  Currently, the Company does not have material assets that can be liquidated in a timely manner, nor does it have operations or a source of revenue sufficient to cover its operation costs and allow it to continue as a going concern.  The Company has a deficit accumulated since inception (June 2, 2008) through May 31, 2012; of ($1,016,755).The Company will be dependent upon the raising of additional capital through placement of our common stock in order to implement its business plan.  There can be no assurance that the Company will be successful in either situation in order to continue as a going concern.  The Company has funded its initial operations, from inception to May 31, 2012 by way of issuing common shares and advances from related parties.

As of May 31, 2012, the Company had issued 46,800,000 common shares, for a total of $1,013,200. These financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts, or amounts and classification of liabilities that might result from this uncertainty.

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

On April 17, 2012, the Company issued 4,080,000 shares of the common stock in the Company at $0.025 per share for $102,000 as payment for consulting services (3,000,000 common shares) and stock based compensation (1,080,000 common shares).

On May 31, 2012, the Company issued 6,800,000 shares of the common stock in the Company at $0.025 per share for $170,000 of which 2,800,000 common shares was payment for stock based compensation and 4,000,000 common shares were issued for services rendered.

From inception (June 2, 2008) through May 31, 2012, the Company has not granted any stock options and warrants.

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

The components of the Company’s deferred tax asset as of May 31, 2012 are as follows:

May 31, 2012
Net operating loss carry forward	$1,016,755
Times Tax at Statutory rate	35%

Deferred Tax Asset	355,864
Valuation allowance	(355,864)

Net deferred tax asset	$0

The net federal operating loss carry forward will expire between 2028 and 2030.  This carry forward may be limited upon the consummation of a business combination under IRC Section 381.

NOTE 7 – RELATED PARTY TRANSACTIONS

During the period from June 2, 2008 (inception) through August 31, 2011 the former sole officer and director paid incorporation costs of $684 on behalf of the Company.  Additionally, other affiliates and related parties have made advances from time to time and at May 31, 2012 and August 31, 2011, the amounts were $34 and $400 respectively. These were classified as loans from related parties.

On April 17, 2012, the Company entered into a Convertible Note with a related entity controlled by our Chief Executive Officer (Steve Adelstein). Under the terms of this Note, the maximum amount to be advanced (from time to time) is $150,000 on or before December 31, 2012. The Note matures on August 31, 2015 including interest of 9% compounded quarterly. Additionally, the Note can be converted into common shares of the Company at $0.03 per common share at the sole discretion of the Note holder and/or assigns. As advances under this Note are at the sole discretion of the holder, there are no assurances that any future advances will be provided. At May 31, 2012, the Note amount was $32,500.

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

NOTE 10 – SUBSEQUENT EVENTS

We have evaluated events and transactions that occurred subsequent to May 31, 2012 through June 15 2012, the date the financial statements were issued, for potential recognition or disclosure in the accompanying financial statements.  Other than the disclosures above, we did not identify any events or transactions that should be recognized or disclosed in the accompanying financial statements.

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

Going Concern

Our financial statements have been prepared on the basis of accounting principles applicable to a going concern. As a result, they do not include adjustments that would be necessary if we were unable to continue as a going concern and would therefore be obligated to realize assets and discharge our liabilities other than in the normal course of operations.  As reflected in the accompanying financial statements, the Company is a development stage entity having generated no revenues from inception through May 31, 2012. We have provided cash flows in operations of $199,566 from inception (June 2, 2008) to May 31, 2012 and has an accumulated deficit of ($1,016,755) through May 31, 2012.

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

Our primary marketing challenge for the coming twelve (12) months is to implement and “go live” with our initial networking applications to achieve market awareness and acceptance. Additionally, we plan to market our children’s music library from and through independent distributors (including CDs, DVDs, web downloads (MP3 format) currently under development and anticipated to be completed for beta testing in the third quarter of 2012. Additionally, management is seeking new acquisitions to complement existing products.

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

General and Administrative Expenses

We expect that general and administrative expenses associated with executive compensation will substantially increase in the future as our products commence their marketing potential. In addition, we believe in the latter part of the 2012 fiscal year that the compensation packages required to attract the senior executives of the Company will require management to execute against its business plan which will increase our total expenses, including, but not limited to, general and administrative, legal, accounting, marketing and compensation.

Summary of Condensed Results of Operations

Any measurement and comparison of revenues and expenses from continuing operations should not be considered necessarily indicative or interpolated as the trend to forecast our future revenues and results of operations.

Results for the Three Months Ended May 31, 2012

Revenues. The Company’s revenues for the three months ended May 31, 2012 were $0. Additionally, the Company has not had any revenues from inception (June 2, 2008) to May 31, 2012.

Legal and Accounting Expenses. Legal and Accounting expenses for the three months ended May 31, 2012 were $3,300 as compared to $1,600 for the three months ended May 31, 2011. These increase costs of legal and accounting expenses were a direct result of product development commencing an activity phase whereby additional expenses are required.

General and Administrative Expenses. General and administrative expenses for the three months ended May 31, 2012 were $6,305 as compared to $816 for the three months ended May 31, 2011.  These expenses are normal and reoccurring for our Company as a development stage entity.

Consulting. Consulting expenses for the three months ended May 31, 2012 were $190,000 as compared to $2,000 for the three months ended May 31, 2011.  The substantial increase of ($188,000) in expenses for the period ended May 31, 2012 were a direct result of product development commencing an activity phase whereby additional expenses are required.

Compensation. Compensation expense for the three (3) months ended May 31, 2012 was $124,500 as compared to $0 for the three (3) months ended May 31, 2011. These increase costs of $124,500 were a direct result of product development commencing an activity phase of development whereby additional management expenses are required.

Net Loss. Net loss for the three months ended May 31, 2012 was ($381,605) as compared to ($4,416) for the three months ended May 31, 2011.  The substantial increase of net loss of $377,189 was a result of $57,500 impairment to asset values; an $188,000 expense for consultants entering into the company’s development stage of internet and mobile applications; commencement of management compensation of $124,500 and the balance of increase of net loss $11,605 is a result of the company’s development stage progress of its business plan.

Results for the Nine Months Ended May 31, 2012

Revenues. The Company’s revenues for the nine (9) months ended May 31, 2012 were $0. Additionally, the Company has not had any revenues from inception (June 2, 2008) to May 31, 2012.

Legal and Accounting Expenses. Legal and Accounting expenses for the nine (9) months ended May 31, 2012 were $12,300 as compared to $5,800 for the nine (9) months ended May 31, 2011. These increase costs of legal and accounting expenses were a direct result of product development commencing an activity phase whereby additional expenses are required.

General and Administrative Expenses. General and administrative expenses for the nine (9) months ended May 31, 2012 were $12,055 as compared to $3,816 for the nine (9) months ended May 31, 2011.  These expenses are normal and reoccurring for our Company as a development stage entity.

Consulting. Consulting expenses for the nine (9) months ended May 31, 2012 were $271,000 as compared to $2,000 for the nine (9) months ended May 31, 2011.  The substantial increase of ($269,000) in expenses for the period ended May 31, 2012 were a direct result of product development commencing an activity phase whereby additional expenses are required.

Compensation. Compensation expense for the nine (9) months ended May 31, 2012 was $124,500 as compared to $0 for the nine (9) months ended May 31, 2011. These increase costs of $124,500 were a direct result of product development commencing an activity phase of development whereby additional management expenses are required.

Net Loss. Net loss for the nine (9) months ended May 31, 2012 was ($591,455) as compared to ($11,616) for the nine (9) months ended May 31, 2011.  The substantial increase of net loss of $579,839 was a result of $157,500 impairment to asset values; and $269,000 expense for consultants entering into the company’s development stage of internet and mobile applications; commencement of management compensation of $124,500 and the balance of increase of net loss $28,839 is a result of the company’s development stage progress of its business plan.

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

As of May 31, 2012, total current assets were $100.

As of May 31, 2012, total current liabilities were $29,355, which consisted of $26,821 for accrued expenses; $2,500 of accounts payable and $34 of loans from related parties.  As of August 31, 2011, total current liabilities were $10,400, which consisted of $10,000 of accrued expenses and $400 of loans from related parties.  We had net working capital deficit of ($29,255) as of May 31, 2012, compared to net working deficit capital of ($10,300) at August 31, 2011.

During the nine months ended May 31, 2012, our operating activities used cash of $35,134.

Material Commitments

The Company does not have any material commitments as of May 31, 2012.

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

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.

During the three (3) months ended May 31, 2012, the Company issued 10,880,000 restricted common shares at $0.025 per share to consultants, officers and related parties for services rendered having a value of $272,000. All 10,880,000 common shares were and the shares issued bare a restrictive legend.

Item 3.  Defaults Upon Senior Securities.

None.

Item 4.  Mine Safety Disclosures.

Not applicable.

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

FIRST LEVEL ENTERTAINMENT GROUP, INC.

DATE: June 21, 2012	By:	/s/ Steve Adelstein
Steve Adelstein
Chief Executive Officer and Principal Executive Officer,