Form 10-K
period 2012-08-31
FIRST LEVEL ENTERTAINMENT GROUP, INC.
filed 2012-11-02
CIK 1503227

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended:  August 31, 2012

[   ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______________ to _______________

Commission file number:  333-170016

FIRST LEVEL ENTERTAINMENT GROUP, INC.

(Exact name of registrant as specified in its charter)

FLORIDA	90-0599877
State or other jurisdiction of	(I.R.S. Employer
incorporation or organization	Identification No.)

7076 SPYGLASS AVENUE
PARKLAND, FL	33076
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code:  (954) 599-3672

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered

PREFERRED STOCK PAR VALUE $0.001	NONE
COMMON STOCK PAR VALUE $0.001	NONE

Securities registered pursuant to section 12(g) of the Act:  None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.

[   ] Yes     [X] No

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.

[   ] Yes     [X] No

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

[X] Yes     [   ] No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).

[  ] Yes     [X] No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.

[X]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer [ ]	Accelerated filer [ ]
Non-accelerated filer [ ]	Smaller reporting company [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).

[   ] Yes     [X] No

As of August 31, 2012, the aggregate market value of such shares held by non-affiliates of the Registrant’s common stock was approximately $260,500. Shares of the Registrant’s common stock held by each executive officer and director have been excluded in that such persons may be deemed to be affiliates of the Registrant. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.

Class of Stock	Shares as of October 22, 2012

COMMON STOCK, $0.001 PAR VALUE	52,500,000

FIRST LEVEL ENTERTAINMENT GROUP, INC.

FORM 10-K

For the Fiscal Period Ended August 31, 2012

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

Certain statements in this Annual Report on Form 10-K may constitute “forward-looking” statements as defined in Section 27A of the Securities Act of 1933 (the “Securities Act”), Section 21E of the Securities Exchange Act of 1934 (the “Exchange Act”), the Private Securities Litigation Reform Act of 1995 (the “PSLRA”) or in releases made by the Securities and Exchange Commission (“SEC”), all as may be amended from time to time. Forward-looking statements include, but are not limited to, statements that express our intentions, beliefs, expectations, strategies, predictions or any other statements relating to our future activities or other future events or conditions. These statements are based on current expectations, estimates and projections about our business based, in part, on assumptions made by management. Forward-looking statements can be identified by, among other things, the use of forward-looking language, such as the words “plan,” “believe,” “expect,” “anticipate,” “intend,” “estimate,” “project,” “may,” “will,” “would,” “could,” “should,” “seeks,” or “scheduled to,” or other similar words, or the negative of these terms or other variations of these terms or comparable language, or by discussion of strategy or intentions. These statements are not guarantees of future performance and involve risks, uncertainties and assumptions that are difficult to predict. Therefore, actual outcomes and results may, and are likely to, differ materially from what is expressed or forecasted in the forward-looking statements due to numerous factors, including those described above and those risks discussed from time to time in this Annual Report on Form 10-K, including the risks described under “Risk Factors,” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in this report and in other documents which we file with the Securities and Exchange Commission. In addition, such statements could be affected by risks and uncertainties related to our ability to raise any financing which we may require for our operations, competition, government regulations and requirements, pricing and development difficulties, our ability to make acquisitions and successfully integrate those acquisitions with our business, as well as general industry and market conditions and growth rates, and general economic conditions. Any forward-looking statements speak only as of the date on which they are made, and we do not undertake any obligation to update any forward-looking statement to reflect events or circumstances after the date of this report.

This Form 10-K contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. These statements are therefore entitled to the protection of the safe harbor provisions of these laws. These forward-looking statements involve risks and uncertainties, and relate to future events or our future financial or operating performance. These statements include, but are not limited to, statements concerning:

•	the anticipated benefits and risks of our business relationships;

•	our ability to attract retail and business customers;

•	the anticipated benefits and risks associated with our business strategy;

•	our future operating results;

•	the anticipated size or trends of the market segments in which we compete and the anticipated competition in those markets;

•	potential government regulation;

•	our future capital requirements and our ability to satisfy our capital needs;

•	the potential for additional issuances of our securities;

•	our plans to devote substantial resources to our sales and marketing teams;

•	the possibility of future acquisitions of businesses, products or technologies;

•	our belief that we can attract customers in a cost-efficient manner;

•	our belief that current or future litigation will likely not have a material adverse effect on our business;

•	the ability of our online marketing campaigns to be a cost-effective method of attracting customers;

•	our belief that we can internally develop cost-effective branding campaigns;

•	the results of upgrades to our infrastructure and the likelihood that additional future upgrades can be implemented without disruption of our business;

•	our belief that we can maintain or improve upon customer service levels that we and our customers consider acceptable;

•	our belief that our information technology infrastructure can and will support our operations and will not suffer significant downtime;

•	statements about our community site business and its anticipated functionality;

•	our belief that we can maintain inventory levels at appropriate levels despite the seasonal nature of our business; and,

•	our belief that we can successfully offer and sell a constantly changing mix of products and services.

AVAILABILITY OF INFORMATION

You may read and copy any materials the Company files with the SEC at the SEC’s Public Reference Room at 100 F Street, N.E., Room 1580, Washington, D.C. 20549. Copies of such materials also can be obtained free of charge at the SEC’s website, www.sec.gov, or by mail from the Public Reference Room of the SEC, at prescribed rates. Please call the SEC at 1-800-SEC-0330 for further information on the operation of the Public Reference Room. The SEC maintains an Internet site that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC. This information can be accessed at the web site http://www.sec.gov.

PART I

ITEM 1. BUSINESS

BACKGROUND AND CORPORATE INFORMATION

INTRODUCTION

FIRST LEVEL ENTERTAINMENT GROUP, INC. (“THE COMPANY”) is a development stage company, incorporated in the State of Florida on June 2, 2008 and commenced operations on July 31, 2010 with the acquisition of thirty-five (35) children’s original songs having each song recorded in over two-hundred (200) individual children’s names.

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

In April, 2012, Russ Regan, our Chief Executive Officer and Chairman of the Board of Directors, resigned and in April, 2012, the following Officers and Directors were elected:

Name	Position

Steve Adelstein	Chief Executive Officer and Chairman of the Board of Directors
Alfred Fernandez	Chief Financial Officer and Director
Steven Berman	Chief Operating Officer and Director

In April, 2012, newly elected management decided to focus on social networking applications including mobile and children’s original music.

We have not generated any revenues to date and our activities have been limited to developing our Business Plan. We will not have the necessary capital to develop our Business Plan until we are able to secure financing and funding from the proceeds of our common stock offering. There can be no assurance that such financing will be available on suitable terms. See “Management’s Discussion and Analysis Plan of Operations” and “Liquidity and Capital Resources.” We have no revenues, have achieved losses since inception, have no operation and have been issued a going concern opinion, we must rely upon the sale of our securities to funds operations.

The following description of our business is intended to provide an understanding of our Company and the direction of our strategy.

STRATEGY AND SERVICE

Strategy and Products

We believe that there is a strong potential in the specific areas of mobile applications and children’s intellectual properties. The following will summarize our strategy and products:

•	Mobile Applications

We are attempting to become an innovator in the emerging mobile applications software market through multiple platforms and concepts. We will act as an incubator for technology and attempt to develop unique mobile applications that have economic potential.

•	Children’s Music

Our music library consists of our thirty-five (35) songs, having personalization for approximately 200 children’s names, being marketed in three (3) primary formats consisting of Compact Disc (CD), Video (DVD) and MP3 (Direct Download). The present strategy of marketing these products to the end user (the consumer’s point of purchase) is through the efforts of independent distributors specializing in marketing these types of formats. The ultimate consumer will be able to purchase our products through the normal source of physical retailers allowing the consumer to purchase inventories of our CD/DVD products and ecommerce through the internet via direct downloads.

Sales and Marketing

We intend to develop certain selected mobile applications, beta test them and ultimately, market through the internet. Additionally, we intend to employ a consultant whose responsibility will be to visit independent distributors and other merchants throughout the United States and foreign territories to market our children’s intellectual properties and products.

Advertising

We intend to advertise in trade journals, children’s consumer magazines, and various web portals in the future. We will also seek to enter into strategic arrangements with businesses that we feel are complementary to our business. We believe that we will also gain interest from other web sites, trade journals and consumer magazines for public relations.

MANAGEMENT

It is intended that our Chief Executive Officer, Chief Operating Officer and Chief Financial Officer will provide all the labor for the company initially. As our products are developed, we intend on hiring either employees or using independent contractors as sales growth demands.

COMPETITION

There are many competitors for similar products and most (if not all) have more experience and are substantially better financed than us. We believe the most effective way to be successful against this competition is a combination of quality products reasonably priced and providing exceptional customer service.

STAFFING

At August 31, 2012, the Company had three (3) staff members with executed agreements.

As of October 15, 2012, FIRST LEVEL ENTERTAINMENT GROUP, INC. has one (1) permanent staff member, Steve Berman, our Chief Operating Officer. Our two (2) other staff members, Chief Executive Officer, Steve Adelstein and our Chief Financial Officer, Alfred Fernandez, have the flexibility to work on FIRST LEVEL ENTERTAINMENT GROUP, INC. up to 20 hours per week. Our Chief Operating Officer and Chief Executive Officer are prepared to devote more time to our operations as may be required.

EMPLOYEES AND EMPLOYMENT AGREEMENTS

At present, FIRST LEVEL ENTERTAINMENT GROUP, INC. has employment agreements with our three (3) executive officers: Chief Executive Officer, Chief Operating Officer and Chief Financial Officer. The company presently does not have, pension, health, annuity, insurance, stock options, profit sharing, or similar benefit plans; however, the company may adopt plans in the future.

During the initial implementation of our marketing strategy, the company intends to hire independent consultants to develop, produce and market its products, rather than hire full time development, consulting, marketing and administrative employees.

MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

This section of the filing of the Form 10-K for the period ended August 31, 2012 includes a number of forward-looking statements that reflect our current views with respect to future events and financial performance. Forward-looking statements are often identified by words like: “believe”, “expect”, “estimate”, “anticipate”, “intend”, “project” and similar expressions, or words which, by their nature, refer to future events. You should not place undue certainty on these forward-looking statements, which apply only as of the date of this prospectus. These forward-looking statements are subject to certain risks and uncertainties that could cause actual results to differ materially from historical results or our predictions.

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

From inception of operations to August 31, 2012, the company’s business operations have primarily been focused on developing our business plan and obtaining market research.

LIMITED OPERATING HISTORY; NEED FOR ADDITIONAL CAPITAL

There is no historical financial information about us upon which to base an evaluation of our performance. FIRST LEVEL ENTERTAINMENT GROUP, INC. was incorporated in the State of Florida in June, 2008 and commenced operations in July, 2010; we are a development stage company attempting to enter the production, development and marketing of mobile applications and children’s music products. We have not generated any revenues from our operations and we cannot guarantee the success in our business operations. Our business is subject to risks inherent in the establishment of a new business enterprise, including the financial risks associated with the limited capital resources currently available to us for the implementation of our business strategies. (See “Risk Factors”). To become profitable and competitive, we must develop the business and marketing plans for execution. An affiliated entity of our Chief Executive Officer and Chairman of the Board of Directors undertakes to provide us with initial operating capital to sustain our business plan over the next twelve (12) month period partially through loans, advances from related parties and sale of our securities. We will also seek alternative financing through means such as borrowings from institutions, private individuals and other lenders.

PLAN OF OPERATION

Since inception (June 2, 2008) and commencement of operations (July 31, 2010) to August 31, 2012, FIRST LEVEL ENTERTAINMENT GROUP, INC. has spent a total of $1,360,015 on the start-up development costs and we have not generated any revenue from business operations.

The company incurred expenditures from July 31, 2010 through August 31, 2012 of $32,087 for accounting services, the preparation of audited consolidated financial statements, tax returns, filings and legal services; expenditures for general administrative costs, $22,784 and consultants in the amount of $675,420.

Since inception, the majority of the company’s time has been spent refining its business plan, conceiving and developing its mobile applications, marketing, conducting industry research, and preparing for additional financing and funding of operations.

OUR CHALLENGES

Our ability to successfully operate our business and achieve our goals and strategies is subject to numerous challenges and risks as discussed more fully in the section titled “Risk Factors,” including for example:

•	any inability to effectively manage rapid growth and accurately project market demand for our product offerings;

•	risks associated with future investments or acquisitions;

•	economic, political, regulatory, legal and foreign exchange risks associated with web-based enterprises;

•	any loss of key members of our senior management; and,

•	unexpected changes in economic situations or legal environment.

You should read and consider the information set forth in “Risk Factors” and all other information set forth in this filing.

SUMMARY FINANCIAL INFORMATION

The following table sets forth a summary of the financial data for FIRST LEVEL ENTERTAINMENT GROUP, INC. for the period ended August 31, 2012 and 2011. This information should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our consolidated financial statements and related notes appearing elsewhere in this filing.

	12 Months Ended	12 Months Ended
	August 31,	August 31,
	2012	2011
Revenues	$—	$—
Operating expenses	730,291	418,916
Other income/(expense)	(204,424)	(0)
Net loss before taxes	(934,715)	(418,916)
Income taxes	—	—
Net (loss)	(934,715)	(418,916)
Loss per share - basic and diluted	$(0.025)	$(0.070)

As to Balance Sheet	As of	As of
	August 31,	August 31,
	2012	2011
Working capital (deficit)	$(140,015)	$(10,300)
Current assets	4,409	100
Total assets	74,409	262,560
Current liabilities	144,244	10,400
Total liabilities	231,924	10,400
Total Stockholders’ Equity (Deficit)	(157,515)	252,200

OUR ADDRESSES

The address of the Company’s principal executive office is 7076 Spyglass Avenue, Parkland, FL  33076, and our telephone number is (954) 599-3672.

ITEM 1A. RISK FACTORS

The Company considers the following to be the material risks for an investor. First Level Entertainment Group, Inc. should be viewed as a high-risk investment and speculative in nature.

AN INVESTMENT IN OUR COMMON STOCK MAY RESULT IN A COMPLETE LOSS OF THE INVESTED AMOUNT.

If any of the following risks actually occur, our business, financial condition and results of operations could be harmed. The trading price of our common stock could decline due to any of these risks, and you may lose all or part of your investment. FIRST LEVEL ENTERTAINMENT GROUP, INC. SHOULD BE VIEWED AS A HIGH-RISK INVESTMENT AND SPECULATIVE IN NATURE. An investment in our common stock may result in a complete loss of the invested amount. Please consider the following risk factors before deciding to invest in our common stock.

THERE IS SUBSTANTIAL UNCERTAINTY ABOUT THE ABILITY OF FIRST LEVEL ENTERTAINMENT GROUP, INC. TO CONTINUE ITS OPERATIONS AS A GOING CONCERN - AUDITOR’S GOING CONCERN.

In their audit report for the period ended August 31, 2012; our auditors have expressed an opinion that substantial doubt exists as to whether we can continue as an ongoing business. Because our officers may be unwilling or unable to loan or advance any additional capital to First Level Entertainment Group, Inc. we believe that if we do not raise additional capital, we may be required to suspend or cease the implementation of our business plans. As such we may have to cease operations. Because the Company has been issued an opinion by its auditors that substantial doubt exists as to whether it can continue as a going concern it may be more difficult to attract investors, borrow funds or raise additional capital.

SINCE FIRST LEVEL ENTERTAINMENT GROUP, INC. ANTICIPATES OPERATING EXPENSES WILL INCREASE PRIOR GENERATING SIGNIFICANT REVENUES, IT MAY NEVER ACHIEVE PROFITABILITY – RISKS RELATED TO OUR FINANCIAL CONDITION.

The Company anticipates an increase in its operating expenses, without realizing any revenues from the sale of its products.

There is no history upon which to base any assumption as to the likelihood that the Company will prove successful. We cannot provide investors with any assurance that our products will attract customers; generate any operating revenue or ever achieve profitable operations. If we are unable to address these risks, there is a high probability that our business can fail, which will result in the loss of your entire investment.

SHOULD OUR OFFICERS AND DIRECTORS LEAVE THE COMPANY, WE MAY BE UNABLE TO CONTINUE OUR OPERATIONS.

The company is entirely dependent on the efforts and abilities of its officers and directors. The loss of our officers and directors could have a material adverse effect on the business and its prospects. The company believes that all commercially reasonable efforts have been made to minimize the risks attendant the departure from service of our current sole officers and directors. However, replacement personnel may be unavailable to us. Moreover, even if available, replacement personnel may not enable the company to operate profitably.

All decisions regarding the management of the company’s affairs will be made exclusively by its officers and directors. Purchasers of the offered shares may not participate in the management of the company and, therefore, are dependent upon the management abilities of the company’s officers and directors. The only assurance that the shareholders of the company (including purchasers of the offered shares) have that the company’s officers and directors will not abuse her discretion in making decisions, with respect to its affairs and other business decisions, is their fiduciary obligations and business integrity.

Accordingly, no person should purchase shares unless that person is willing to entrust all aspects of management to the company’s officers and directors, or their successors. Potential purchasers of the shares must carefully evaluate the personal experience and business performance of the company’s management.

The company’s management may retain independent contractors to provide services to the company. Those contractors have no fiduciary duty to the shareholders of the company and may not perform as expected. The company does not maintain key person life insurance on its officers and directors.

OUR BUSINESS WILL FAIL IF WE DO NOT OBTAIN ADEQUATE FINANCING, RESULTING IN THE COMPLETE LOSS OF YOUR INVESTMENT.

If we are not successful in earning revenue once we have started our sale activities, we may require additional financing to sustain our business operations. Currently, we do not have any arrangements for financing and can provide no assurances to investors that we will be able to obtain any when required. Obtaining additional financing would be subject to a number of factors, including the Company’s sales results. These factors may have an effect on the timing, amount, terms or conditions of additional financing and make such additional financing unavailable to us. See “Description of Business.”

No assurance can be given that the Company will obtain access to capital markets in the future or that adequate financing to satisfy the cash requirements of implementing our business strategies will be available on acceptable terms. The inability of the Company to gain access to capital markets or obtain acceptable financing could have a material adverse effect upon the results of its operations and its financial conditions.

AS OUR OFFICERS AND DIRECTORS HAVE OTHER OUTSIDE BUSINESS ACTIVITIES, THEY MAY BE UNABLE TO DEVOTE A MAJORITY OF THEIR TIME TO THE COMPANY. AS A RESULT, THERE MAY BE PERIODIC INTERRUPTIONS IN OUR OPERATIONS AND OUR BUSINESS COULD FAIL.

Our officers and directors have other outside business activities and are devoting only approximately 15-20 hours per week to our operations. Our operations may be sporadic and occur at times which are not convenient, which may result in periodic interruptions or suspensions of our business plan. If the demands of the company’s business require the full time of our executive officer, they are prepared to adjust their timetable in order to devote more time to conducting our business operations. However, they may be unable to devote sufficient time to the management of the company’s business, which may result in periodic interruptions in the implementation of the company’s business plans and operations. Such delays could have a significant negative effect on the success of our business. Given the early stage of development of our company and our need to develop, commercialize and market products incorporating our technology, greater time devotion by our officers and directors might accelerate our development and revenue production.

The company is entirely dependent on the efforts and abilities of its officers and directors. The loss of our officers and directors could have a material adverse effect on the business and its prospects. The company believes that all commercially reasonable efforts have been made to minimize the risks attendant the departure from service of our current officers and directors. However, replacement personnel may be unavailable to us. Moreover, even if available, replacement personnel may not enable the company to operate profitably.

All decisions regarding the management of the company’s affairs will be made exclusively by its officers and directors. Purchasers of the offered shares may not participate in the management of the company and, therefore, are dependent upon the management abilities of the company’s officers and directors. The only assurance that the shareholders of the company (including purchasers of the offered shares) have that the company’s officers and directors will not abuse their discretion in making decisions, with respect to its affairs and other business decisions, is their fiduciary obligations and business integrity. Accordingly, no person should purchase offered shares unless that person is willing to entrust all aspects of management to the company’s officers and directors, or their successors.

The company’s management may retain independent contractors to provide services to the company. Those contractors have no fiduciary duty to the shareholders of the company and may not perform as expected. The company does not maintain key person life insurance on its officers and directors.

IF WE EXPAND OUR OPERATIONS AND FAIL TO MANAGE THE RESULTING GROWTH EFFECTIVELY, OUR BUSINESS WILL BE HARMED.

Our plans including developing and marketing several products may not occur. Our growth strategy is subject to significant risks which you should carefully consider before purchasing shares.

Although we plan on researching our market carefully, we may be slow to achieve profitability, or may not become profitable at all, which will result in losses. There can be no assurance that we will succeed.

FIRST LEVEL ENTERTAINMENT GROUP, INC. EXPECTS TO APPLY FOR QUOTATION ON AN EXCHANGE AND/OR THE OTC BULLETIN BOARD (OTCBB), WE MAY NOT BE APPROVED, AND EVEN IF APPROVED, WE MAY NOT BE APPROVED FOR TRADING ON THE OTCBB; THEREFORE SHAREHOLDERS MAY NOT HAVE A MARKET TO SELL THEIR SHARES, EITHER IN THE NEAR TERM OR IN THE LONG TERM, OR BOTH.

We expect to apply for a listing on an Exchange and/or the OTC Bulletin Board, we may not be approved to trade on an Exchange and/or the OTCBB, and we may not meet the requirements for listing on an Exchange and/or the OTCBB. If we do not meet the requirements, our stock may then not be listed or traded and the market for resale of our shares would decrease dramatically, if not be eliminated.

AS WE CURRENTLY HAVE NO MARKET FOR OUR SHARES, SHAREHOLDERS MAY BE UNABLE TO SELL THEIR SHARES. EVEN IF A MARKET SHOULD DEVELOP, THE PRICE MAY BE VOLATILE AND SHAREHOLDERS MAY LOSE THEIR ENTIRE INVESTMENT.

Further, even if a market develops, our common stock will be subject to price fluctuations and volatility.

The company cannot apply directly to be quoted on the OTC Bulletin Board. Additionally, the stock can be listed or traded only to the extent that there is interest by broker/dealers in acting as a market maker in the company’s stock. Despite the company’s best efforts, the company may not be able to convince any broker/dealers to act as market-makers and make quotations on the OTC Bulletin Board. It is the company’s intent to contact potential market makers for the OTC Bulletin Board after it has completed its primary offering.

IN THE EVENT THAT THE COMPANY’S SHARES ARE TRADED, THEY MAY TRADE UNDER $5.00 PER SHARE AND THUS WILL BE A PENNY STOCK. TRADING IN PENNY STOCKS HAS MANY RESTRICTIONS AND THESE RESTRICTIONS COULD SEVERELY AFFECT THE PRICE AND LIQUIDITY OF THE COMPANY’S SHARES.

In the event our shares are traded, and our stock trades below $5.00 per share our stock would be known as a “penny stock” which is subject to various regulations involving disclosures to be given to you prior to purchase of any penny stock. The U.S. Securities and Exchange Commission (the “SEC”) has adopted regulations which generally define a “penny stock” to be any equity security that has a market price of less than $5.00 per share, subject to certain exceptions. Depending on market fluctuations, our common stock could be considered to be a “penny stock”. A penny stock is subject to rules that impose additional sales practice requirements on broker/dealers who sell the securities to persons other than established customers and accredited investors.

For transactions covered by these rules, the broker-dealer must make a special suitability determination for the purchase of these securities. In addition he must receive the purchaser’s written consent to the transaction prior to the purchase. He must also provide certain written disclosures to the purchaser. Consequently, the “penny stock” rules may restrict the ability of broker/dealers to sell our securities, and may negatively affect the ability of holders of shares of our common stock to resell them. These disclosures require you to acknowledge you understand the risk associated with buying penny stocks and that you can absorb the entire loss of your investment. Penny stocks are low priced securities that do not have a very high trading volume. Consequently, the price of the stock is oftentimes volatile and you may not be able to buy or sell the stock when you want.

INVESTORS WILL PAY MORE FOR “FIRST LEVEL ENTERTAINMENT GROUP, INC.” COMMON STOCK THAN THE PRO RATA PORTION OF OUR ASSETS ARE WORTH; AS A RESULT INVESTING IN THE COMMON STOCK MAY RESULT IN AN IMMEDIATE LOSS.

The price and other terms and conditions relative to the Company’s shares have been arbitrarily determined by the Company and do not bear any relationship to assets, earnings, book value or any other objective criteria of value. Additionally, as the Company was formed recently and has only a limited operating history and no earnings, the price of the offered shares is not based on its past earnings and no investment banker, appraiser or other independent third party has been consulted concerning the price for the shares or the fairness of the price for the shares.

AS THE COMPANY HAS 500,000,000 AUTHORIZED COMMON SHARES AND 10,000,000 PREFERRED SHARES AUTHORIZED, THE COMPANY’S MANAGEMENT COULD ISSUE ADDITIONAL SHARES DILUTING THE COMPANY’S CURRENT SHAREHOLDERS’ EQUITY.

The company has 500,000,000 authorized common shares of which only 52,500,000 are currently outstanding. The company’s management could, without the consent of the company’s existing shareholders issue substantially more shares causing a large dilution in our current shareholders’ equity position. Additionally, large share issuances by the company would generally have a negative impact on our valuation and share price. It is possible that due to additional share issuance you could lose a substantial amount or all of your investment.

AS OUR COMPANY’S OFFICERS AND DIRECTORS CURRENTLY OWN AND/OR CONTROL THE MAJORITY OF THE OUTSTANDING COMMON STOCK, INVESTORS MAY FIND DECISIONS MADE BY THE COMPANY’S OFFICERS AND DIRECTORS CONTRARY TO THEIR INTERESTS.

The company’s officers and directors own and/or control the majority of our current outstanding common stock. As a result, they will be able to decide who will be directors and control the direction of the company. Our officers and directors interests may differ from the interests of our other stockholders. Factors that could cause his interests to differ from the interests of other stockholders include the impact of corporate transactions on the timing of our business operations and her ability to continue to manage the business, in terms of the amount of time they are able to devote to the company.

IF WE FILE FOR BANKRUPTCY PROTECTION OR ARE FORCED INTO BANKRUPTCY PROTECTION, INVESTORS WILL LOSE THEIR ENTIRE INVESTMENT.

If we file for bankruptcy protection, or a petition for involuntary bankruptcy is filed by creditors against us, all funds will become part of the bankruptcy estate and administered according to the bankruptcy laws. In this case, you will lose your investment and your funds will be used to pay creditors. You may never realize a return on your investment.

THERE IS NO ASSURANCE THAT A PURCHASER OF SHARES WILL REALIZE A RETURN ON HIS INVESTMENT OR THAT HE WILL NOT LOSE HIS ENTIRE INVESTMENT IN THE COMPANY.

To date, the company has limited operations and no revenues. We have never earned a profit or generated revenues and there can be no assurance that we will ever achieve profitable operations. Our ability to implement our business plan is dependent, among other things, on the completion and development of our business plan. If we fail to raise any or a sufficient amount of money to continue operations, we may fail as a business. Even if we raise sufficient amount of funding, there can be no assurance that our business model will succeed.

We anticipate incurring losses during the period of time necessary to develop our business plan and create the marketing plan. Additionally, there can be no assurance that we will ever operate profitably, even if we execute our business plan and raise additional funding for operations. Because we are a newly formed development stage company, there is no corporate operating history on which to evaluate our potential for success.

Additionally, we face many risks inherent in a start-up business, including difficulties and delays frequently encountered in connection with the commencement of operations, operational difficulties and our potential underestimation of initial and ongoing costs.

Executing the business plan requires that we spend significant funds based entirely on our preliminary evaluation of the potential of the market. It is impossible to predict the success of our business before marketing starts. The ability of the company to generate revenues will depend upon a variety of unpredictable factors, including:

If we do not execute our business plan on schedule or within budget, our ability to generate revenue may be diminished or delayed. Our ability to adhere to our schedule and budget face many uncertainties.

WE WILL INCUR INCREASED COSTS AS A RESULT OF BEING A PUBLIC COMPANY.

As a public company, we incur significant legal, accounting and other expenses that a private company does not incur. In addition, the Sarbanes-Oxley Act of 2002, as well as new rules subsequently implemented by the Securities and Exchange Commission and stock exchanges has required changes in corporate governance practices of public companies. We expect that these new rules and regulations will increase our legal and financial compliance costs and will make some activities more time-consuming and costly. For example, as a result of becoming a public company, we may need to create additional board committees and adopt additional policies regarding internal controls and disclosure controls and procedures. We will incur additional costs associated with public company reporting requirements and compliance with the Sarbanes-Oxley Act of 2002. We also expect these new rules and regulations will make it more difficult and more expensive for us to obtain directors’ and officers’ liability insurance. As a result, our general and administrative expenses will likely increase and it may be more difficult for us to attract and retain qualified persons to serve on our board of directors or as executive officers.

We are currently evaluating and monitoring developments with respect to these new rules, and we cannot predict or estimate the amount of additional costs we may incur or the timing of such costs.

ITEM 1B. UNRESOLVED STAFF COMMENTS

Not Applicable.

ITEM 2. PROPERTIES

As of August 31, 2012, the Company did not lease or own any properties. Currently, the Company utilizes the offices of Steve Adelstein, our Chief Executive Officer and Chairman of the Board of Directors, at no cost to the Company.

ITEM 3. LEGAL PROCEEDINGS

The Company is not a party to any pending legal proceedings, and no such proceedings are known to be contemplated.

No known director, officer or affiliate of the Company and no known owner of record or beneficial owner of more than 5.0% of the securities of the Company, or any associate of any such director, officer or security holder is a party adverse to the Company or has a material interest adverse to the Company in reference to pending litigation.

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

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

MARKET FOR OUR COMMON STOCK

Our common stock is not quoted on any Exchange.

REPORTS TO STOCKHOLDERS

Our shareholders, through our filings on the web, including http://www.sec.gov, can review all of our period reporting requirements of the Exchange Act including our annual report for August 31, 2012 and 2011.

APPROXIMATE NUMBER OF HOLDERS OF OUR COMMON STOCK

At August 31, 2012, there were approximately thirty (30) stockholders of record of our common stock.

SECURITIES AUTHORIZED FOR ISSUANCE UNDER EQUITY COMPENSATION PLANS

The Company has not adopted any equity compensation plan as of August 31, 2012.

DIVIDEND POLICY

We currently intend to retain and use any future earnings for the development and expansion of our business and do not anticipate paying any cash dividends in the near future.

ITEM 6. SELECTED FINANCIAL DATA

The selected statement of income data for the twelve (12) month period ended August 31, 2012 and from inception (June 2, 2008) thru August 31, 2012 and balance sheet data as of August 31, 2012 and 2011 are derived from our audited consolidated financial statements included elsewhere in this Report.

The following selected historical financial information should be read in conjunction with our consolidated financial statements and related notes and the information contained in Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

		From Inception
		(June 2, 2008
	Year Ended	through
	August 31,	August 31,
STATEMENT OF OPERATIONS DATA:	2012	2012

Sales revenue	$—	$—
Cost of sales	—	—
Gross profit	—	—

Expenses:
General and Administrative expenses	32,087	51,487
Consulting and Software Development	675,420	1,072,920
Legal and Accounting	22,784	31,184
Total operating expenses	730,291	1,155,591

Loss from Operations	(730,291)	(1,155,591)

Other Income (expenses):
Interest Expense	(11,924)	(11,924)
Impairment	(192,500)	(192,500)
Total Other Income (expense)	(204,424)	(204,424)

Net Loss	$(934,715)	$(1,360,015)

Loss per Share - basic and diluted	$(0.025)	$(0.070)

Weighted average number of shares outstanding - basic and diluted	37,438,795	6,103,288

	August 31,
BALANCE SHEET DATA:	2012	2011

Cash and cash equivalents	$4,409	$100
Working capital (deficit)	(140,015)	(10,300)
Total assets	74,409	262,600
Total current liabilities	144,424	10,484
Long term liability	87,500	0
Total liabilities	231,924	10,400
Total stockholders’ equity (deficit)	$(157,515)	$252,200

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

OUR CORPORATE HISTORY

We were incorporated on June 2, 2008 in the State of Florida and commenced operations in July, 2010. At August 31, 2012, we have two (2) wholly owned subsidiaries (VIP Wink Corp and Mobile Sonars Inc). We have not generated any revenues from inception through August 31, 2012.  We intend to commence marketing operations of our products as a development stage company in the fourth quarter of the calendar year of 2012. As of April, 2012, our primary focus and emphasis is placed on developing mobile applications and marketing children’s intellectual properties as our company owns children’s recordings of thirty-five (35) individual songs having each in over 200 children’s names.

RESULTS OF OPERATIONS

SALES REVENUES

STATEMENT OF OPERATION ITEMS

Results of Operations for the year ended August 31, 2012 compared to the year ended August 31, 2011.

For the twelve (12) months ended August 31, 2012 and cumulative from June 2, 2008 (inception) through August 31, 2012, we had zero (0) revenues from operations and a loss from operations of $(934,715) and $(418,916) respectively.

•	General and Administrative Expenses

For the twelve (12) months ended August 31, 2012, General and Administrative expenses increased $15,068 from $7,716 for the year ending August 31, 2011 to $22,784 for year ending August 31, 2012. These expenses for the year ending August 31, 2012 are considered normalized annual expenses.

•	Legal and Accounting Expenses

For the twelve (12) months ended August 31, 2012, Legal and Accounting expenses  increased $18,387 from $13,700 for the year ending August 31, 2011 to $32,087 for  year ending August 31, 2012. We incurred increased legal and accounting fees to be current with our filings with the Securities and Exchanges Commission.

•	Consulting and Software Development

For the twelve (12) months ended August 31, 2012, consulting and software development fees increased $277,920 from $397,500 for the year ending August 31, 2011 to $675,420 for the year ending August 31, 2012. We issued 4,700,000 common shares to various consultants during the twelve (12) months ending August 31, 2012 as payment for $117,500 of consulting fees. The common shares issued were valued at $0.025 per common share. As we continuously develop our products, we anticipate these expenses to increase accordingly.

Balance Sheet Items

•	INTELLECTUAL PROPERTIES

Intellectual properties at August 31, 2012 were $70,000 as compared to $262,500 at August 31, 2011. The company shall commence the amortization of these intellectual properties once the intellectual property is put into service. The intellectual properties have an estimated useful life to be amortized over a three (3) year period once the intellectual property has been put into service. At August 31, 2012, these properties have not been put into service.

For the twelve (12) months ended August 31, 2012, management determined that there should be impairment of valuations to our children’s intellectual property. Therefore, for the year ending August 31, 2012, impairment expense was $192,500 as compared to $0 for the year ending August 31, 2011.

•	ACCRUED EXPENSES

Accrued expenses at August 31, 2012 were $136,924 as compared to $10,000 at August 31, 2011, an increase of $126,924. The increase was a result of accruals for compensation, research and development of mobile applications, legal and accounting and other normalized expenses for the period ending August 31, 2012.

•	NOTES AND ADVANCES FROM RELATED PARTIES

From time to time, we borrow or receive advances from officers, directors and related parties. During the twelve (12) months ending August 31, 2011, we issued 920,000 common shares at $0.025 per shares totaling $23,000 as repayment of these loans and advances.

On April 30, 2012, we entered into a Note with Venture Capital Clinic Corp., an affiliated entity of our Chief Executive Officer, Steve Adelstein, being the sole officer and director of Venture Capital Clinic Corp. At August 31, 2012, the amount of advances pursuant to the terms and conditions of the Note were $87,500 net of interest accrual.

LIQUIDITY AND CAPITAL RESOURCES

As of August 31, 2012, we had cash and cash equivalent of $4,409. The following table provides detailed information about our net cash flow for August 31, 2012 and from inception (June 2, 2008) thru August 31, 2012.

STATEMENT OF CASH FLOW

		From Inception
	Twelve (12)	(June 2, 2008)
	Months Ended	through
	August 31,	August 31,
	2012	2012

Net cash (required) in operating activities	$(85,791)	$148 909
Net cash provided by financing activities	90,100	(144,500)
Net cash flow (deficit)	4,309	4,409

From inception (June 2, 2008) through August 31, 2012, we have funded our cash and liquidity requirements to continue operations primarily through debt, advances from related parties and equity issuances. Additionally, we plan to raise funding through equity filing (Form S-1) with the Securities and Exchange Commission. However, until operating revenues increase significantly, we will continue to seek outside funding for the purpose of normalized operations and the acceleration of expansion of our operations resulting in additional cash flow. Without receiving any additional capital investment and/or related loans, management believes we will be unable to continue current business operations, and continue the current gradual expansion of our operations.

RECENT ACCOUNTING PRONOUNCEMENTS

Recent accounting pronouncements are described in Note 2 to the Consolidated Financial Statements.

OFF-BALANCE SHEET ARRANGEMENTS

We do not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on the Company’s financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that would be material to investors.

PLAN OF OPERATIONS

We are aware that the economic condition has slowed operations substantially in 2012 and 2011 and we anticipate this continuing through 2013 that the U.S. economy is currently in a state of uncertainty. In addition, we are aware that business trends relative to the Internet are constantly changing. The combination of changing trends relative to the Internet and uncertainty regarding economic growth could have a material impact on our short-term or long-term liquidity or revenues or income from operations.

OUR BUSINESS

The following description of our business contains forward-looking statements relating to future events or our future financial or operating performance that involves risks and uncertainties, as set forth above under “Special Note Regarding Forward-Looking Statements.” Our actual results could differ materially from those anticipated in these forward-looking statements as a result of certain factors, including those set forth in Section 1A under the heading “Risk Factors” and elsewhere in this Form 10-K.

OUR MARKET PRESENCE

We are a development stage company presently focused on social networking applications including mobile and children’s original music. The initial mobile application is being produced by an independent software developer and consultant and it is anticipated that the beta-tested application (VIP Wink) will be available in November/December 2012.

Additionally, we plan to market and sell through distribution channels throughout the United States and foreign territories children’s intellectual properties, including original children’s music, videos and discs. Emphasis will be placed on creating original children’s music having a CD format that is personalized for the child’s individual name and download songs on the internet.

The Company, in July, 2010, acquired intellectual property consisting of thirty-five (35) children’s songs. The intellectual property acquired included all rights, title and interest and therefore the Company has title of one hundred percent (100%) ownership to the thirty-five (35) children’s songs. We are currently developing, producing and editing these thirty-five (35) songs in anticipation of commencing a marketing presence for the holiday season of 2011.

Of the current original thirty-five (35) children’s songs of which we have in our children’s intellectual portfolio, the initial twelve (12) songs as follows will be marketed having two-hundred (200) individual children’s names:

1)	“Wake Up”	7)	“Raccoon Advice”
2)	“Animal Sounds”	8)	“A Smile On Your Face”
3)	“Proper Manners”	9)	“Sea Captain”
4)	“The Fair”	10)	“The Ha-Ha Song”
5)	“Believe In Yourself”	11)	“Family”
6)	“The Gift Of Love”	12)	“A Little Lullaby”

OUR EMPLOYEES

As of August 31, 2012, FIRST LEVEL ENTERTAINMENT GROUP, INC. has three (3) permanent staff members under agreement of which one (1) is designated as full time. Our officers and directors are prepared to devote time to our operations as may be required.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We do not use derivative financial instruments and have no foreign exchange contracts. Our financial instruments consist of cash and cash equivalents, trade accounts and contracts receivable, accounts payable and long-term obligations.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY FINANCIAL DATA

The full text of our audited consolidated financial statements as of August 31, 2012 and 2011 begins on page F-1 of this Annual Report on Form 10-K.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

CHANGE IN ACCOUNTANTS

During the fiscal years ended August 31, 2012 and 2011, there were no disagreements with Lake & Associates CPA LLC on any matter of accounting principles or practices, financial disclosure, or auditing scope or procedure. There were no reportable events, as described in Item 304(a)(1)(v) of Regulation S-K.

ITEM 9A. CONTROLS AND PROCEDURES

We maintain disclosure controls and procedures that are designed to ensure that the information required to be disclosed in the reports that we file under the Securities Exchange Act of 1934 (the “Exchange Act”) is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and that such information is accumulated and communicated to our management, including our President and Treasurer, as appropriate, to allow timely decisions regarding required disclosures. In designing and evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can only provide reasonable assurance of achieving the desired control objectives, and in reaching a reasonable level of assurance, management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

As required by SEC Rule 13a-15(b), we carried out an evaluation, under the supervision and with the participation of our management, including our President, of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of our fourth fiscal quarter covered by this report. Based on the foregoing, our President concluded that our disclosure controls and procedures were not effective at the reasonable assurance level.

There has been no change in our internal controls over financial reporting during our fourth fiscal quarter ended August 31, 2012, that has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

MANAGEMENT’S REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

Our management is responsible for establishing and maintaining adequate internal control over financial reporting. Internal control over financial reporting is defined in Rule 13a-15(f) or 15d-15(f) promulgated under the Securities Exchange Act of 1934 as a process designed by, or under the supervision of, the company’s principal executive and principal financial officers and effected by the company’s board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of consolidated financial statements for external purposes in accordance with accounting principles generally accepted in the United States of America and includes those policies and procedures that:

•	Pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of the assets of the company;

•

Provide reasonable assurance that transactions are recorded as necessary to permit preparation of consolidated financial statements in accordance with accounting principles generally accepted in the United States of America and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and

•

Provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the company’s assets that could have a material effect on the consolidated financial statements.

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

Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to consolidated financial statement preparation and presentation. Because of the inherent limitations of internal control, there is a risk that material misstatements may not be prevented or detected on a timely basis by internal control over financial reporting. However, these inherent limitations are known features of the financial reporting process. Therefore, it is possible to design into the process safeguards to reduce, though not eliminate, this risk.

As of August 31, 2012 management assessed the effectiveness of our internal control over financial reporting based on the criteria for effective internal control over financial reporting established in Internal Control--Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) and SEC guidance on conducting such assessments. Based on that evaluation, they concluded that, during the period covered by this report, such internal controls and procedures were not effective to detect the inappropriate application of US GAAP rules as more fully described below. This was due to deficiencies that existed in the design or operation of our internal controls over financial reporting that adversely affected our internal controls and that may be considered to be material weaknesses.

The matters involving internal controls and procedures that our management considered to be material weaknesses under the standards of the Public Company Accounting Oversight Board were: (1) lack of a functioning audit committee due to a lack of a majority of independent members and a lack of a majority of outside directors on our board of directors, resulting in ineffective oversight in the establishment and monitoring of required internal controls and procedures; (2) inadequate segregation of duties consistent with control objectives; and (3) ineffective controls over period end financial disclosure and reporting processes. The aforementioned material weaknesses were identified by our Sole Officer in connection with the review of our consolidated financial statements as of August 31, 2012.

Management believes any of the matters noted above could result in a material misstatement in our consolidated financial statements in future periods.

MANAGEMENT’S REMEDIATION INITIATIVES

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

We anticipate that these initiatives will be at least partially, if not fully, implemented by February 28, 2013. Additionally, we plan to test our updated controls and remediate our deficiencies by February 28, 2013.

CHANGES IN INTERNAL CONTROLS OVER FINANCIAL REPORTING

There has been no change in our internal controls over financial reporting during our fourth fiscal quarter ended August 31, 2012, that has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

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

DEPARTURE OF DIRECTORS OR CERTAIN OFFICERS; ELECTION OF DIRECTORS; APPOINTMENT OF CERTAIN OFFICERS

Departure of Officer and Director

On April 17, 2012, Russ Regan, Director and Chief Executive Officer (“CEO”) of First Level Entertainment Group, Inc. (the “Company”), resigned from all positions held with the Company. There was no disagreement between the Company and Mr. Regan at the time of his resignation from the Company.

Also on April 17, 2012, the Company elected new officers and directors as follows:

Name	Position

Steve Adelstein	Chief Executive Officer and Chairman of the Board of Directors
Alfred Fernandez	Chief Financial Officer and Director
Steven Berman	Chief Operating Officer and Director

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS OF AND CORPORATE GOVERNANCE

Set forth below are the names of our directors, officers and significant employees, their ages, all positions and offices that they hold with us, the period during which they have served as such, and their business experience during at least the last five years. The Directors will serve until the next annual meeting of the stockholders or until their successors are elected or appointed and qualified. Executive officers will serve at the Board’s discretion.

Our officers and directors will serve until his successor is elected and qualified. Our officers are elected by the Board of Directors to a term of one (1) year and serve until their successor is duly elected and qualified, or until they are removed from office. The Board of Directors has no nominating, auditing or compensation committees.

The name, address, age and position of our president, secretary/treasurer, and director and vice president is set forth below:

Name and Address	Age	Position(s)

Steven Adelstein (1) 7076 Spyglass Avenue Parkland, FL 33076	65	Chief Executive Officer and Chairman of the Board of Directors

Steven Berman (2) 10486 Canterbury Davie, FL 33328	49	Chief Operating Officer and Director

Alfred Fernandez 18775 S.W. 27th Ct Miramar, FL 33029	47	Chief Financial Officer, Secretary and Director

________________

1)  Steve Adelstein became an officer and director on April 17, 2012.

2)  Steven Berman became an officer and director on February 9, 2012

BIOGRAPHICAL INFORMATION

Steve Adelstein, Chief Executive Officer and Chairman of the Board of Directors:

On April 17, 2012, Steve Adelstein was elected Chairman of the Board of Directors and Chief Executive Officer. Mr. Adelstein has a financial background and is an inactive Certified Public Accountant. Mr. Adelstein has been an investor, founder and/or consultant in several start-up development stage companies over the past five (5) years including, but not limited to, EcoLiveGreen Corp. (a non-trading public entity), the sole officer and director of TheWebDigest Corp. (a non-trading public entity) and our company. Additionally, Mr. Adelstein, over the past five (5) years, was an acting financial consultant to several public and private entities.

Steven Berman, Chief Operating Officer and Member of the Board of Directors:

On February 9, 2012, Mr. Berman was elected an officer and director of our company. For the past five (5) years, Mr. Berman has been an independent consultant to various entities having the primary focus of development stage planning including, but not limited to, Deepstacks.com and Playbook.com from time to time. Additionally, Mr. Berman was Co-founder and Vice President of River Gaming, LLC from August, 2004 to August, 2008.

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

EXECUTIVE EMPLOYMENT AGREEMENTS

Effective September 1, 2012, Mr. Adelstein, our President and Chief Executive Officer and Chairman of the Board of Directors, Steven Berman, our Chief Operating Officer and Director and Alfred Fernandez, our Chief Financial Officer and Director, entered into three (3) year employment agreements with the Company as summarized below.

Steve Adelstein, our President and Chief Executive Officer and Chairman of the Board of Directors shall earn a base salary of $60,000 for the year ending August 31, 2013; $120,000 for the year ending August 31, 2014 and $180,000 for the year ending August 31, 2015. The agreement provides for reimbursement of reasonable business expenses and that the Board of Directors will determine fringe benefits and bonuses from time to time. The agreement also provides for non-compete and severance packages calculated at time of termination and/or retirement.

Steven Berman, our Chief Operating Officer and Director shall earn a base salary of $93,600 for the year ending August 31, 2013; $104,000 for the year ending August 31, 2014 and $130,000 for the year ending August 31, 2015. The agreement provides for reimbursement of reasonable business expenses and that the Board of Directors will determine fringe benefits and bonuses from time to time. The agreement also provides for non-compete and severance packages calculated at time of termination and/or retirement.

Alfred Fernandez, our Chief Financial Officer and Director shall earn a base salary of $18,000 for the year ending August 31, 2013; $36,000 for the year ending August 31, 2014 and $72,000 for the year ending August 31, 2015. The agreement provides for reimbursement of reasonable business expenses and that the Board of Directors will determine fringe benefits and bonuses from time to time. The agreement also provides for non-compete and severance packages calculated at time of termination and/or retirement.

BOARD COMPOSITION AND MEETINGS OF THE BOARD OF DIRECTORS

The Board of Directors is currently composed of three (3) members. All actions of the Board of Directors require the approval of a majority of the Directors in attendance at a meeting at which a quorum is present.

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

Recent Federal legislation, including the Sarbanes-Oxley Act of 2002, has resulted in the adoption of various corporate governance measures designed to promote the integrity of the corporate management and the securities markets. Some of these measures have been adopted in response to legal requirements. Others have been adopted by companies in response to the requirements of national securities exchanges, such as the NYSE or The NASDAQ Stock Market, on which their securities are listed. Among the corporate governance measures that are required under the rules of national securities exchanges are those that address Board of Directors’ independence, audit committee oversight, and the adoption of a code of ethics. Our Board of Directors is comprised of three (3) individuals who are also our executive officers and as we do not have independent directors, many of our governance measures could be deemed inadequate and/or lacking.

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

DIRECTOR COMPENSATION

We do not pay fees to directors for attendance at meetings of the Board of Directors or of committees; however, we may adopt a policy of making such payments in the future. We will reimburse out-of-pocket expenses incurred by directors in attending board and committee meetings. From time to time, the Board of Directors approves compensation for officers and directors.

Under the terms of the Indemnification Agreements, we agreed to indemnify the directors against expenses, judgments, fines, penalties or other amounts actually and reasonably incurred by the directors in connection with any proceeding if the director acted in good faith and in our best interests. It is our practice to reimburse our directors for reasonable travel expenses related to attendance at board of directors and committee meetings.

FAMILY RELATIONSHIPS

Alfred Fernandez, our chief financial officer and director, has voting control for 2,000,000 common shares for four (4) minor aged children. These children are the grandchildren of Steve Adelstein, our Chief Executive Officer and Chairman of the Board of Directors of the company. Two (2) of the children are the children of Tammi Shnider, the adult daughter of Steve Adelstein who is also a major shareholder and affiliate of the company.

Stuart Adelstein, the adult brother of Steve Adelstein, our Chief Executive Officer and Chairman of the Board of Directors, has voting control for 2,160,000 common shares for four (4) minor aged children. These children are the grandchildren of Steve Adelstein, our Chief Executive Officer and Chairman of the Board of Directors of the company. Two (2) of the children are the children of Tammi Shnider, the adult daughter of Steve Adelstein who is also a major shareholder and affiliate of the company.

CODE OF ETHICS

In August 2008, we adopted a Code of Ethics and Business Conduct which is applicable to our employees and which also includes a Code of Ethics for our President and principal financial officers and persons performing similar functions. A code of ethics is a written standard designed to deter wrongdoing and to promote:

•	honest and ethical conduct,

•	full, fair, accurate, timely and understandable disclosure in regulatory filings and public statements,

•	compliance with applicable laws, rules and regulations,

•	the prompt reporting violation of the code, and

•	accountability for adherence to the code.

ITEM 11. EXECUTIVE COMPENSATION

Summary Compensation Table

The table below sets forth, for the period indicated, the compensation paid or granted by the Company to the named executive officers during the last two completed fiscal years.

Name and Principal Position	Year	Salary $	Bonus $	Stock Awards $ (1)	Option Awards $ (1)	Non- Equity Incentive Plan Compensa -tion $	Change in Pension Value & Non- Qualified Deferred Compensa -tion $	All Other Compensa -tion $	Total $
(a)	(b)	(c)	(d)	(e)	(f)	(g)	(h)	(i)	(j)
Steve Adelstein (1)	2012	0	0	280,000	0	0	0	0	280,000
President & CEO	2011	0	0	0	0	0	0	0	0

Steven Berman (2)	2012	30,750	0	86,250	0	0	0	0	117,000
Chief Operating Officer	2011	0	0	0	0	0	0	0	0

Alfred Fernandez (3)	2012	3,150	0	18,250	0	0	0	0	21,400
Chief Financial Officer	2011	0	0	15,000	0	0	0	0	15,000

Russ Regan (4)	2012	0	0	0	0	0	0	0	0
Former President and CEO	2011	0	0	4,500	0	0	0	0	4,500

__________

(1)

Steve Adelstein became Chief Executive Officer and Chairman of the Board of Directors on April 17, 2012. Prior to April 17, 2012, Steve Adelstein was a consultant and shareholder of the company. From April 17, 2012 to August 31, 2012, the company issued 11,200,000 common shares for services rendered valued at $0.025 per common share for a total of $280,000 including the issuance of 5,800,000 common shares to Venture Capital Clinic Corp. of which Mr. Adelstein is the sole Officer and Director.

(2)

Steven Berman became Chief Operating Officer and a member of the Board of Directors on February 9, 2012. Prior to February 9, 2012, Steven Berman was a consultant and shareholder of the company. From February 9, 2012 to August 31, 2012, the company issued 3,450,000 common shares for services rendered valued at $0.025 per common share for a total of $86,250.

(3)

Alfred Fernandez became Chief Financial Officer on April 17, 2012 and remained a member of the Board of Directors. Prior to April 17, 2012, Alfred Fernandez was an officer, director and shareholder of the company. From April 17, 2012, the company issued 730,000 common shares for services rendered valued at $0.025 per common share for a total of $18,250. For the year ending August 31, 2011, Alfred Fernandez received 600,000 common shares valued at $0.025 per common share for a total of $15,000.

(4)	Russ Regan, our former Chief Executive Officer and Chairman of the Board of Directors resigned as an Officer and Director on April 17, 2012 and a settlement was reached between him and the Company.

We have employment agreements with our Executive Officers and Directors. We will reimburse the Directors for reasonable expenses incurred during the course of their performance.

BONUSES AND DEFERRED COMPENSATION

We do not have any agreements to issue bonuses, deferred compensation or retirement plans. From time to time, the Board of Directors has the authority to grant bonuses, stock issuances and other benefits.

STOCK OPTIONS

The Company does not have any stock option plan from inception (June 2, 2008) to August 31, 2012.

PAYMENT OF POST-TERMINATION COMPENSATION

The Company does not have change-in-control agreements with any of its executive officers, and the Company is obligated to pay severance and/or other enhanced benefits to executive officers upon termination of their employment agreements.

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

At the present time, there is no known pending litigation or proceeding involving a director, officer, employee or other agent of ours in which indemnification would be required or permitted. We are not aware of any threatened litigation or proceeding which may result in a claim for such indemnification.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The following table sets forth certain information with respect to the beneficial ownership of our common stock as of August 31, 2012 for (a) each of our directors, (b) each of our executive officers, (c) each stockholder known to be the beneficial owner of more than 5% of any class of the our voting securities, and (d) all directors and executive officers as a group. Beneficial ownership is determined in accordance with Rule 13d-3 under the Securities Exchange Act of 1934 and does not necessarily bear on the economic incidents of ownership or the rights to transfer the shares described below. Unless otherwise indicated, (a) each stockholder has sole voting power and dispositive power with respect to the indicated shares and (b) the address of each stockholder who is a director or executive officer is c/o FIRST LEVEL ENTERTAINMENT GROUP, INC. 7076 Spyglass Avenue, Parkland, FL 33076.

Name and address	Amount and Nature	Percentage of Common
Beneficial Ownership	of Beneficial Ownership	Share Ownership (1)

DIRECTORS AND OFFICERS:

Steve Adelstein	14,800,000 (2)	28.2%
7076 Spyglass Avenue
Parkland, FL 33076

Steven Berman	4,450,000 (4)	8.5%
10486 Canterbury
Davie, FL 33328

Alfred Fernandez (2)	4,330,000 (3)	8.2%
18775 S.W. 27th Ct.
Miramar, FL 33029

All Officers and Directors	23,580,000	44.9%
as a Group (1 person)

BENEFICIAL OWNER OF MORE THAN 5%:

Tammi Shnider	18,000,000 (5)	34.3%
3764 Moon Bay Circle
Wellington, FL 33414

Stuart Adelstein	2,700,000 (6)	5.1%
4461 Blossom Lane
Weston, FL 33331

__________

(1)	Applicable percentage ownership is based on 52,500,000 shares of common stock outstanding as of October 15, 2012.

(2)

Includes 11,200,000 common shares held in the name of Venture Capital Clinic Corp. whereby Steve Adelstein (our Chief Executive Officer and Chairman of the Board of Directors) is the sole officer and director.

(3)	Includes 2,000,000 common shares held in the name of four (4) minor aged children related to Tammi Shnider and Steve Adelstein.

(4)	Includes 2,000,000 common shares held in the name of related parties under the same household.

(5)	Tammi Shnider is the adult daughter of Steve Adelstein (our Chief Executive Officer and Chairman of the Board of Directors)

(6)

Stuart Adelstein is the adult brother of Steve Adelstein (our Chief Executive Officer and Chairman of the Board of Directors) and includes 2,160,000 common shares held in the name of four (4) minor aged children related to Tammi Shnider and Steve Adelstein.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

From time to time, the Company borrows from officers, directors and related parties. At August 31, 2012 and 2011, these loans and advances were $0 and $400 respectively. Additionally, we have entered into a Note Agreement on April 30, 2012 with an entity (Venture Capital Clinic Corp) whereby Steve Adelstein, our Chief Executive Officer is the sole officer and director. At August 31, 2012, the Note balance was $87,500.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES.

Lake & Associates CPA LLC is the Company’s independent registered public accounting firm engaged to examine the Company’s consolidated financial statements for the fiscal period ended August 31, 2012 and 2011.

FEES FOR THE FISCAL PERIOD ENDED AUGUST 31, 2012 AND 2011

AUDIT FEES - Lake & Associates CPA LLC was paid or accrued an aggregate fee of approximately $9,500 per period for the auditing services for the fiscal period ended August 31, 2012 and 2011. These fees for auditing services included the audit of our annual consolidated financial statements and for the reviews of the consolidated financial statements included in our quarterly reports on Form 10-Q for the periods ended November 30, February 28 and May 31.

AUDIT RELATED FEES - Lake & Associates CPA LLC was not paid or no fees were accrued for assurance and related services that were related to the audit or review of the Company’s consolidated financial statements during the fiscal years ended August 31, 2012 and 2011.

TAX FEES - Lake & Associates CPA LLC was paid or accrued an annual fee of approximately $500 for tax compliance, advice, and planning during the fiscal years ended August 31, 2012 and 2011.

ALL OTHER FEES. Lake & Associates CPA LLC did not bill the Company for any products or services other than the foregoing during the fiscal years ended August 31, 2012 and 2011.

BOARD OF DIRECTORS PRE-APPROVAL POLICIES AND PROCEDURES

Although our Board of Directors does not have an Audit Committee, our Board of Directors has adopted the policy to pre-approve audit and permissible non-audit services provided by our independent auditors.

PART IV

ITEM 15. EXHIBITS

The Exhibits listed below are filed as part of this Form 10-K as filed with the Securities and Exchange Commission.

EXHIBIT NO.	DOCUMENT DESCRIPTION

3.1

Articles of Incorporation (incorporated by reference from Registration Statement on Form S-1 filed with the Securities and Exchange Commission on October 19, 2010) and restated and amended Articles of Incorporation as filed (incorporated by reference on Form 8-K with the Securities and Exchange Commission on August 25, 2011; and amended and restated Articles of Incorporation as filed (incorporated by reference on Form 8-K with the Securities and Exchange Commission on February 10, 2012).

3.2	By-laws incorporated by reference from Registration Statement on Form S-1 filed with the Securities and Exchange Commission on October 19, 2010.

The following Exhibits listed below are filed as part of this Form 10-K and Amendments for the period ended August 31, 2011:

31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the Chief Financial Officer pursuant To Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101 *	XBRL data files of Financial Statements and Notes contained in this Annual Report on Form 10-K

* To be submitted by amendment

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

FIRST LEVEL ENTERTAINMENT GROUP, INC.

Date: November 2, 2012	By: /s/ Steven Adelstein
Steven Adelstein
Chief Executive Officer,
Chairman of the Board of Directors

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date: November 2, 2012	By: /s/ Alfred Fernandez
Alfred Fernandez
Chief Financial Officer,
Member of the Board of Directors

Date: November 2, 2012	By: /s/ Steven Berman
Steven Berman
Chief Operating Officer,
Member of the Board of Directors

FIRST LEVEL ENTERTAINMENT GROUP, INC.

(A DEVELOPMENT STAGE COMPANY)

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and

Stockholders of First Level Entertainment Group, Inc.

We have audited the accompanying balance sheets of First Level Entertainment Group, Inc. (a development stage Company) (the “Company”) as of August 31, 2012 and 2011, and the related statements of operations, stockholders’ deficit, and cash flows for the years ended and for the period June 2, 2008 (inception) through August 31, 2012. These financial statements are the responsibility of the company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of First Level Entertainment Group, Inc. (a development stage Company) as of August 31, 2012 and 2011, and the results of its operations and its cash flows for the years ended, and for the period June 2, 2008 (inception) through August 31, 2012, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern.  As discussed further in Note 3, the Company has been in the development stage since its inception (June 2, 2008) and continues to incur significant losses.  The Company’s viability is dependent upon its ability to obtain future financing and the success of its future operations.  These factors raise substantial doubt as to the Company’s ability to continue as a going concern.  Management’s plan in regard to these matters is also described in Note 3.  The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Lake & Associates, CPA’s LLC

Lake & Associates, CPA’s LLC

Schaumburg, Illinois

October 22, 2012

1905 Wright Boulevard

Schaumburg, IL 60193

Phone: 847.524.0800

Fax: 847.524.1655

FIRST LEVEL ENTERTAINMENT GROUP, INC.

(formerly SOUND KITCHEN ENTERTAINMENT GROUP, INC.)

(A DEVELOPMENT STAGE COMPANY)

CONSOLIDATED BALANCE SHEET

(Audited)

ASSETS

	August 31, 2012	August 31, 2011
CURRENT ASSETS:
Cash and equivalents	$4,409	$100
Deposit-Software	—	—
Total Current Assets	4,409	100

OTHER ASSETS:
Intellectual assets, net	70,000	262,500

Total Assets	$74,409	$262,600

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIENCY)

CURRENT LIABILITIES:
Accounts payable	$7,500	$—
Accrued expenses	136,924	10,000
Advance from related parties	—	400
Total Current Liabilities	144,424	10,400

LONG TERM LIABILITIES:
Note Payable-Related Party	87,500	—
Total Long Term Liabilities	87,500	—

Total Liabilities	231,924	10,400

STOCKHOLDERS’ EQUITY (DEFICIT):
Preferred Stock, par value $.001; 10,000,000 shares authorized; 0 issued and outstanding at August 31, 2012 and August 31, 2011	—	—
Common stock , par value $.001; 250,000,000 shares authorized; 52,500,000 shares issued as of August 31, 2012 and 31,500,000 shares issued as of August 31, 2011	52,500	31,500
Additional paid in capital	1,150,000	646,000
Deficit accumulated during the development stage	(1,360,015)	(425,300)
Total Stockholders’ Equity/(Deficit)	(157,515)	252,200

Total Liabilities and Stockholders’ Equity/(Deficit)	$74,409	$262,600

The accompanying notes are an integral part of these statements.

FIRST LEVEL ENTERTAINMENT GROUP, INC.

(formerly SOUND KITCHEN ENTERTAINMENT GROUP, INC.)

(A DEVELOPMENT STAGE COMPANY)

CONSOLIDATED STATEMENT OF OPERATIONS

(Audited)

			Cumulative
			from June 2, 2008
	For the year	For the year	(inception)
	ended	ended	through
	August 31, 2012	August 31, 2011	August 31, 2012

Net Sales	$—	$—	$—

Cost of Sales	—	—	—

Gross Profit	—	—	—

Operating Expenses:
Legal and Accounting	32,087	13,700	51,487
Consulting and Software Development	675,420	397,500	1,072,920
General and Administrative	22,784	7,716	31,184

Total Operating Expenses	730,291	418,916	1,155,591

Operating Loss	(730,291)	(418,916)	(1,155,591)

Other Income (expenses):
Interest Expenses	(11,924)	—	(11,924)
Impairment	(192,500)	—	(192,500)
Total Other Income (expenses)	(204,424)	—	(204,424)

Net (loss) before Income Taxes	(934,715)	(418,916)	(1,360,015)

Provision for Income Taxes	—	—	—

Net (loss)	(934,715)	(418,916)	(1,360,015)

Basic and diluted net loss per common share	$(0.025)	$(0.070)

Weighted average number of common shares outstanding	37,438,795	6,103,288

The accompanying notes are an integral part of these statements.

FIRST LEVEL ENTERTAINMENT GROUP, INC.

(formerly SOUND KITCHEN ENTERTAINMENT GROUP, INC.)

(A DEVELOPMENT STAGE COMPANY)

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY (DEFICIT)

(Audited)

						Accumulated	Total
					Additional	(Deficit) During	Stockholders’
Par Value of $0.001	Preferred Stock		Common Stock		Paid in	Development	Equity
	Shares	Amount	Shares	Amount	Capital	Stage	(Deficit)

Balance at June 2, 2008 (date of inception)

Common Stock issued July 30, 2010	—	—	1,000,000	$1,000	$4,000	$—	$5,000

Common stock issued July 31, 2010	—	—	4,500,000	4,500	18,000	—	22,500

Net loss for the Period from June 2, 2008 to August 31, 2010	—	—	—	—	—	(6,384)	(6,384)

Balance at August 31, 2010	—	—	5,500,000	$5,500	$22,000	$(6,384)	$21,116

Common Stock issued April 30, 2011 for debt	—	—	500,000	500	12,000	—	12,500

Common Stock issued July 31, 2011 for services	—	—	1,200,000	1,200	28,800	—	30,000

Common Stock issued August 26, 2011 for services	—	—	14,700,000	14,700	352,800	—	367,500

Common Stock issued August 26, 2011 for conversion of debt	—	—	9,600,000	9,600	230,400	—	240,000

Net Loss for the year ended August 31, 2011	—	—	—	—	—	(418,916)	(418,916)

Balance at August 31, 2011	—	—	31,500,000	$31,500	$646,000	$(425,300)	$252,200

Common Stock issued Februray 29, 2012 for debt and services	—	—	4,300,000	4,300	103,200	—	107,500

Common Stock issued February 29, 2012 for cash	—	—	120,000	120	2,880	—	3,000

Common Stock issued April 17, 2012 for services	—	—	4,080,000	4,080	97,920	—	102,000

Common Stock issued May 31, 2012 for services	—	—	6,800,000	6,800	163,200	—	170,000

Common Stock issued June 30, 2012 for services	—	—	3,200,000	3,200	76,800	—	80,000

Common Stock issued August 31, 2012 for services	—	—	2,500,000	2,500	60,000	—	62,500

Net Loss for the year ended August 31, 2012	—	—	—	—	—	(934,715)	(934,715)

Balance at August 31, 2012	—	—	52,500,000	$52,500	$1,150,000	$(1,360,015)	$(157,515)

The accompanying notes are an integral part of these statements.

FIRST LEVEL ENTERTAINMENT GROUP, INC.

(formerly SOUND KITCHEN ENTERTAINMENT GROUP, INC.)

(A DEVELOPMENT STAGE COMPANY)

CONSOLIDATED STATEMENT OF CASH FLOWS

(Audited)

			Cumulative from
			June 2, 2008
	For the year	For the year	(Inception)
	ended	ended	through
	August 31, 2012	August 31, 2011	August 31, 2012
OPERATING ACTIVITIES:
Net loss	$(934,715)	$(418,916)	$(1,360,015)
Adjustments to reconcile net loss to net cash used in operating activities:
Impairment of assets	192,500	—	192,500
Issuance of common stock for services	522,000	397,500	919,500
Issuance of common stock - shareholder note payable	—	252,500	252,500
Changes in operating assets and liabilities:
Deposits	—	—	—
Accounts payable	7,500	—	7,500
Increase/(decrease) in accrued expenses	126,924	4,300	136,924

Net cash used in operating activities	(85,791)	235,384	148,909

FINANCING ACTIVITIES:
Issuance of common stock for cash	3,000	—	8,000
Increase/(decrease) in notes payable	87,500	(240,000)	(152,500)
Borrowings from related parties	(400)	(284)	—
Net cash provided by (used in) financing activities	90,100	(240,284)	(144,500)

NET INCREASE IN CASH	4,309	(4,900)	4,409

CASH BEGINNING BALANCE	100	5,000	—

CASH ENDING BALANCE	$4,409	$100	$4,409

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Taxes paid	—	—	—
Interest paid	—	—	—

NON-CASH TRANSACTIONS AFFECTING OPERATING, INVESTING AND FINANCING ACTIVITIES:
Issuance of common stock - shareholder note payable	—	397,500	397,500
Issuance of common stock for services	522,000	252,500	774,500
Issuance of common stock for acquisition of intellectual property	—	—	22,500
Issuance of Notes payable for acquisition of intellectual property	—	—	240,000

The accompanying notes are an integral part of these statements.

FIRST LEVEL ENTERTAINMENT GROUP, INC.

(formerly SOUND KITCHEN ENTERTAINMENT GROUP, INC.)

(A DEVELOPMENT STAGE COMPANY)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 – NATURE OF OPERATIONS AND BASIS OF PRESENTATION

First Level Entertainment Group, Inc. (“Company”) formerly known as Sound Kitchen Entertainment Group, Inc. is in the development stage commencing operations in April, 2010 and has incurred losses since inception totaling ($1,360,015).  The Company was incorporated on June 2, 2008 in the State of Florida and established a fiscal year end of August 31st.  The Company is a development stage company and is in the entertainment business presently focusing on mobile applications and children’s music.

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The financial statements present the consolidated balance sheet, statements of operations, stockholders’ equity and cash flows of the Company including its wholly owned subsidiaries. These consolidated financial statements are presented in United States dollars and have been prepared in accordance with accounting principles generally accepted in the United States.

Development Stage Company

The Company has not earned any revenue from operations.  Accordingly, the Company’s activities have been accounted for as those of a “Development Stage Enterprise” as set forth in ASC Topic 915.  Among the disclosures required by ASC 915 are that the Company’s consolidated financial statements be identified as those of a development stage company, and that the statements of operations, stockholders’ equity (deficit) and cash flows disclose activity since the date of the Company’s inception.

Use of Estimates and Assumptions

Preparation of the consolidated financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect certain reported amounts and disclosures.  Accordingly, actual results could differ from those estimates.

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

The Company has capitalized costs of the acquired intellectual properties consisting of $105,000 including thirty-five (35) individual children’s songs at August 31, 2012 and $262,500 at August 31, 2011. The Company begins amortizing intellectual property costs, using the straight-line method over the estimated useful life of 3 years, once it is put into service. At August 31, 2012, the intellectual properties have not been put into service.

FIRST LEVEL ENTERTAINMENT GROUP, INC.

(formerly SOUND KITCHEN ENTERTAINMENT GROUP, INC.)

(A DEVELOPMENT STAGE COMPANY)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Impairment of Long-Lived Assets

In accordance with ASC 360-10-05-4 “Property, Plant, and Equipment-Impairment or Disposal of Long-Lived Assets”, which was previously Financial Accounting SFAS No.144, “Accounting for the Impairment or Disposal of Long-lived Assets”, the Company assesses long-lived assets, such as property and equipment and intangible assets subject to amortization, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset group may not be fully recoverable. Recoverability of asset groups to be held and used in measured by a comparison of the carrying amount of an asset group to estimated undiscounted future cash flows expected to be generated by the asset group. If the carrying amount exceeds its estimated future cash flows, an impairment charge is recognized by the amount by which the carrying amount of an asset group exceeds the fair value of the asset group. The Company evaluates its long-lived assets from time to time and impairment charges of $192,500 were recorded for the twelve (12) month period ended August 31, 2012.

Fair Value

In accordance with the requirements of ASC Topic 820, the Company has determined the estimated fair value of financial instruments using available market information and appropriate valuation methodologies.  The fair value of financial instruments classified as current assets or liabilities approximate their carrying value due to the short-term maturity of the instruments.

Income Taxes

The Company follows the liability method of accounting for income taxes in accordance with ASC Topic 740. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the consolidated financial statement carrying amounts of existing assets and liabilities and their respective tax balances.  Deferred tax assets and liabilities are measured using enacted or substantially enacted tax rates expected to apply to the taxable income in the years in which those differences are expected to be recovered or settled.  Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets will not be realized.  The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the date of enactment or substantive enactment.

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

Consulting Services and Software Development

The company expenses consulting services and software development as incurred.  The company has had consulting services and software development expenses of $1,072,920 from inception (June 2, 2008) through August 31, 2012.

Property

The Company does not own or lease any real property at August 31, 2012.

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

FIRST LEVEL ENTERTAINMENT GROUP, INC.

(formerly SOUND KITCHEN ENTERTAINMENT GROUP, INC.)

(A DEVELOPMENT STAGE COMPANY)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Foreign Currency Translation

The consolidated financial statements are presented in United States dollars. In accordance with ASC Topic 830, “Foreign Currency Translation”, foreign denominated monetary assets and liabilities are translated to their United States dollar equivalents using foreign exchange rates which prevailed at the balance sheet date.  Non-monetary assets and liabilities are translated at exchange rates prevailing at the transaction date. Revenue and expenses are translated at average rates of exchange during the periods presented.  Related translation adjustments are reported as a separate component of stockholder’s equity (deficit), whereas gains or losses resulting from foreign currency transactions are included in results of operations.

Compensation

The Company expenses compensation (whether paid, accrued or in equity) as incurred. For the twelve (12) months ended August 31, 2012, the Company had compensation of $468,400 of which $384,500 was remitted as stock compensation; $33,900 was remitted as earned and $50,000 accrued.

Consulting and Software Development

The company expenses consulting and software development (including research and development) as incurred. The company has had consulting and software development expenses of $240,100 for the twelve (12) month period ended August 31, 2012 and $637,600 from inception (June 2, 2008) through August 31, 2012.

Stock-based Compensation

From time to time, the company does issue shares of its common stock for services and compensation. Accordingly, when common shares are issued, the company expenses the fair market value of the common shares at time of issuance. The Company has not adopted a stock option plan and has not granted any stock options.

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

Recent Accounting Pronouncements

The Company has evaluated all the recent accounting pronouncements through August 31, 2012 and believes that none of them, including those not yet effective, will have a material effect on the financial position or results of operations of the Company.

FIRST LEVEL ENTERTAINMENT GROUP, INC.

(formerly SOUND KITCHEN ENTERTAINMENT GROUP, INC.)

(A DEVELOPMENT STAGE COMPANY)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 3 – GOING CONCERN

The Company’s consolidated financial statements are prepared in accordance with generally accepted accounting principles applicable to a going concern.  This contemplates the realization of assets and the liquidation of liabilities in the normal course of business.  Currently, the Company does not have material assets, nor does it have operations or a source of revenue sufficient to cover its operation costs and allow it to continue as a going concern.  The Company has a deficit accumulated since inception (June 2, 2008) through August 31, 2012; of ($1,360,015).The Company will be dependent upon the raising of additional capital through placement of our common stock in order to implement its business plan.  There can be no assurance that the Company will be successful in either situation in order to continue as a going concern.  The Company has funded its initial operations, from inception to August 31, 2012, by way of issuing common shares and advances from related parties.  As of August 31, 2012, the Company had issued 52,500,000 common shares, for a total of $1,202,500. These consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts, or amounts and classification of liabilities that might result from this uncertainty.

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

In July, 2010, the then sole officer and director of the Company purchased 1,000,000 shares of the common stock in the Company at $0.005 per share for $5,000.

In July, 2010, eight (8) individuals (including four (4) minor aged children) purchased 4,500,000 shares of the common stock in the Company at $0.005 per share for $22,500. These 4,500,000 common shares were issued as consideration for the deposit of $22,500 on the agreement to purchase intellectual properties.

In April, 2011, the Company issued 500,000 shares of the common stock in the Company at $0.025 per share for $12,500 as payment of debt to related parties.

In July, 2011, the Company issued 1,200,000 shares of the common stock in the Company at $0.025 per share for $30,000 as payment of liabilities for consulting services rendered.

In August, 2011, the Company issued 14,700,000 shares of the common stock in the Company at $0.025 per share for $367,500 as payment of liabilities for consulting services rendered.

In August, 2011, the Company issued 9,600,000 shares of the common stock in the Company at $0.025 per share for $240,000 as payment of the liability for the company’s children’s library.

FIRST LEVEL ENTERTAINMENT GROUP, INC.

(formerly SOUND KITCHEN ENTERTAINMENT GROUP, INC.)

(A DEVELOPMENT STAGE COMPANY)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

In February, 2012, the Company issued 800,000 shares of the common stock in the Company at $0.025 per share for $20,000 as payment of debt to related parties.

In February, 2012, the Company issued 3,000,000 shares of the common stock in the Company at $0.025 per share for $75,000 as payment for consulting services.

In February, 2012, the Company issued 120,000 shares of the common stock in the Company at $0.025 per share for $3,000 pursuant to the Form S-1 as filed with the Securities and Exchange Commission.

In April, 2012, the Company issued 4,080,000 shares of the common stock in the Company at $0.025 per share for $102,000 as payment for consulting services (3,000,000 common shares) and stock based compensation (1,080,000 common shares).

In May, 2012, the Company issued 6,800,000 shares of the common stock in the Company at $0.025 per share for $170,000 of which 2,800,000 common shares was payment for stock based compensation and 4,000,000 common shares were issued for services rendered.

In June, 2012, the Company issued 3,200,000 shares of the common stock in the Company at $0.025 per share for $80,000 of which 2,000,000 common shares was payment for stock based compensation and 1,200,000 common shares were issued for services rendered.

In August, 2012, the Company issued 3,000,000 shares of the common stock in the Company at $0.025 per share for $75,000 of which 2,500,000 common shares was payment for stock based compensation and 500,000 common shares were issued for services rendered.

From inception (June 2, 2008) through August 31, 2012, the Company has not granted any stock options and warrants.

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

The components of the Company’s deferred tax asset as of August 31, 2012 and 2011 are as follows:

	August 31, 2012	August 31, 2011

Net operating loss carry forward	$934,715	$425,300
Times Tax at Statutory rate	35	35

Deferred Tax Asset	327,150	148,850
Valuation allowance	(327,150)	(148,850)

Net deferred tax asset	$0	$0

The net federal operating loss carry forward will expire between 2028 and 2032.  This carry forward may be limited upon the consummation of a business combination under IRC Section 381.

FIRST LEVEL ENTERTAINMENT GROUP, INC.

(formerly SOUND KITCHEN ENTERTAINMENT GROUP, INC.)

(A DEVELOPMENT STAGE COMPANY)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 7 – RELATED PARTY TRANSACTIONS

During the period from June 2, 2008 (inception) through August 31, 2012 the former sole officer and director paid incorporation costs of $684 on behalf of the Company.  Additionally, other affiliates and related parties have made advances from time to time and at August 31, 2012 and 2011, the amounts were $0 and $400 respectively. These amounts were classified as loans from related parties. All advances and loans are payable on demand and without interest.

The note payable is with a related party and is discussed further in Note 8.

The Company does not lease or rent any property.  Office space and services are provided without charge by an officer / shareholder.  Such costs are immaterial to the consolidated financial statements and accordingly, have not been reflected therein.  The officers and directors of the Company are involved in other business activities and may, in the future, become involved in other business opportunities.  If a specific business opportunity becomes available, such persons may face a conflict in selecting between the Company and their other business interests.  The Company has not formulated a policy for the resolution of such conflicts.

NOTE 8 – NOTE PAYABLE

On July 31, 2010, the company acquired intellectual property for a total cost of $262,500. At closing, the company executed a promissory note in the amount of $240,000. The promissory note was executed in its entirety to Tammi Shnider, as Trustee, representing a total of eight (8) individuals (including four (4) minor aged children). Tammi Shnider is a related party. On August 26, 2011, the Note was paid in full with the issuance of 9,600,000 common shares of the company valued at $0.025 per common share.

On April 17, 2012, the company entered into a convertible Note with an affiliated company (Venture Capital Clinic Corp.) of our Chief Executive Officer and Chairman of the Board of Directors., Steve Adelstein. The Note is for a maximum amount of $150,000 (determined from time to time as advances are made) having a stated interest rate of 9% and/or convertible into common shares at $0.03 per share at the sole discretion of the Note holder. Both principal and interest are due August 31, 2015 and can be prepaid without penalty. At August 31, 2012, the balance of the Note (principal) outstanding was $87,500 and accrued interest approximating $2,500 for a total of $90,000.

NOTE 9 – SUBSEQUENT EVENTS

We have evaluated events and transactions that occurred subsequent to August 31, 2012 through October 22, 2012, the date the consolidated financial statements were issued, for potential recognition or disclosure in the accompanying consolidated financial statements.  Other than the disclosures above, we did not identify any events or transactions that should be recognized or disclosed in the accompanying consolidated financial statements.