Form 10-Q
period 2012-11-30
FIRST LEVEL ENTERTAINMENT GROUP, INC.
filed 2013-01-09
CIK 1503227

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended November 30, 2012

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

(954) 599-3672

(Registrant’s telephone number, including area code)

Not Applicable

(Former name, former address and former fiscal year, if changed since last report)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐ No ☑

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☑

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at December 20, 2012
Common Stock, $0.001	52,500,000 shares

FIRST LEVEL ENTERTAINMENT GROUP, INC.

TABLE OF CONTENTS

PAGE

Part I Financial Information	4

Item 1. Financial Statements	4

Condensed Balance Sheets at November 30, 2012 (unaudited) and August 31, 2012 (audited)	4

Condensed Statements of Operations for the three months ended November 30, 2012 and 2011 and the cumulative period from June 2, 2008 (inception) through November 30, 2012 (unaudited)	5

Statement of Stockholders’ Equity/(Deficit) from June 2, 2008 (inception) through November 30, 2012 (unaudited)	6

Condensed Statements of Cash Flows at November 30, 2012 (unaudited)	7

Notes to Condensed Financial Statements	8-13

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.	14-17

Item 3. Quantitative and Qualitative Disclosures About Market Risk.	17

Item 4. Controls and Procedures.	17

Part II Other Information	18

Item 1. Legal Proceeding.	18

Item 1A. Risk Factors.	18

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.	18

Item 3. Defaults Upon Senior Securities.	18

Item 4. Mine Safety Disclosures	18

Item 5. Other Information.	18

Item 6. Exhibits.	18

Signatures	18

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

Certain statements in this report may constitute “forward-looking” statements as defined in Section 27A of the Securities Act of 1933 (the “Securities Act”), Section 21E of the Securities Exchange Act of 1934 (the “Exchange Act”) or in releases made by the Securities and Exchange Commission (“SEC”), all as may be amended from time to time. Forward-looking statements include, but are not limited to, statements that express our intentions, beliefs, expectations, strategies, predictions or any other statements relating to our future activities or other future events or conditions. These statements are based on current expectations, estimates and projections about our business based, in part, on assumptions made by management. Forward-looking statements can be identified by, among other things, the use of forward-looking language, such as the words “plan,” “believe,” “expect,” “anticipate,” “intend,” “estimate,” “project,” “may,” “will,” “would,” “could,” “should,” “seeks,” or “scheduled to,” or other similar words, or the negative of these terms or other variations of these terms or comparable language, or by discussion of strategy or intentions. These statements are not guarantees of future performance and involve risks, uncertainties and assumptions that are difficult to predict. Therefore, actual outcomes and results may, and are likely to, differ materially from what is expressed or forecasted in the forward-looking statements due to numerous factors, including those described above and those risks discussed in this report, in our Annual Report on Form 10-K for the year ended August 31, 2012, including the risks described under “Risk Factors,” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in that report, and in other documents which we file with the SEC.  These forward-looking statements involve risks and uncertainties, and relate to future events or our future financial or operating performance and include, but are not limited to, statements concerning:

•	the anticipated benefits and risks of our business relationships;
•	our ability to attract retail and business customers;
•	the anticipated benefits and risks associated with our business strategy;
•	our future operating results;
•	the anticipated size or trends of the market segments in which we compete and the anticipated competition in those markets;
•	potential government regulation;
•	our future capital requirements and our ability to satisfy our capital needs;
•	the potential for additional issuances of our securities;
•	our plans to devote substantial resources to our sales and marketing teams;
•	the possibility of future acquisitions of businesses, products or technologies;
•	our belief that we can attract customers in a cost-efficient manner;
•	our belief that current or future litigation will likely not have a material adverse effect on our business;
•	the ability of our online marketing campaigns to be a cost-effective method of attracting customers;
•	our belief that we can internally develop cost-effective branding campaigns;
•	the results of upgrades to our infrastructure and the likelihood that additional future upgrades can be implemented without disruption of our business;
•	our belief that we can maintain or improve upon customer service levels that we and our customers consider acceptable;
•	our belief that our information technology infrastructure can and will support our operations and will not suffer significant downtime;
•	statements about our community site business and its anticipated functionality;
•	our belief that we can maintain inventory levels at appropriate levels despite the seasonal nature of our business; and,
•	our belief that we can successfully offer and sell a constantly changing mix of products and services

Any forward-looking statements speak only as of the date on which they are made, and we do not undertake any obligation to update any forward-looking statement to reflect events or circumstances after the date of this report.

OTHER PERTINENT INFORMATION

We maintain our web site at www.firstlevelent.com. Information on this web site is not a part of this report.

Unless specifically set forth to the contrary, when used in this report the terms “First Level”, the “Company,” “we”, “us”, “our” and similar terms refer to First Level Entertainment Group, Inc., a Florida corporation.

PART I FINANCIAL INFORMATION

Item 1. Financial Statements.

FIRST LEVEL ENTERTAINMENT GROUP,INC.

(A DEVELOPMENT STAGE COMPANY)

CONDENSED BALANCE SHEET

(UNAUDITED)

ASSETS

	Unaudited	Audited
	November 30, 2012	August 31, 2012
CURRENT ASSETS:
Cash and equivalents	$1,386	$4,409
Total Current Assets	1,386	4,409

OTHER ASSETS:
Intellectual assets, net	70,000	70,000

Total Assets	$71,386	$74,409

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIENCY)

CURRENT LIABILITIES:
Accounts payable	$7,500	$7,500
Accrued Expenses	156,100	136,924
Advances from related parties	—	—
Total Current Liabilities	163,600	144,424

LONG TERM LIABILITIES
Note Payable	125,000	87,500
Total Long Term Liabilities	125,000	87,500

Total Liabilities	288,600	231,924

STOCKHOLDERS’ EQUITY (DEFICIT):
Preferred stock , par value $.001; 10,000,000 shares authorized; 0 (zero) shares issued and outstanding as of November 30, 2012 and August 31, 2012	—	—
Common stock , par value $.001; 500,000,000 shares authorized; 52,500,000 shares issued and outstanding as of November 30, 2012 and August 31, 2012	$52,500	$52,500
Additional paid in capital	1,150,000	1,150,000
Deficit accumulated during the development stage	(1,419,714)	(1,360,015)
Total Stockholders’ Equity	(217,214)	(157,515)

Total Liabilities and Stockholders’ Equity	$71,386	$74,409

The accompanying notes are an integral part of these statements.

FIRST LEVEL ENTERTAINMENT GROUP, INC.

(A DEVELOPMENT STAGE COMPANY)

CONDENSED STATEMENTS OF OPERATIONS

FOR THE PERIOD JUNE 2, 2008 (INCEPTION) THROUGH NOVEMBER 30, 2012

(UNAUDITED)

			Cumulative
			from June 2, 2008
	For the three	For the three	(inception)
	months ended	months ended	through
	November 30, 2012	November 30, 2011	November 30, 2012

Net Sales	$—	$—	$—

Cost of Sales	—	—	—

Gross Profit	—	—	—

Operating Expenses:
Legal and Accounting	9,170	6,500	60,657
Amortization	—	—	—
General and Administrative	5,953	6,800	37,137
Compensation, Consulting & Software Development	42,900	—	1,115,820

Total Operating Expenses	58,023	13,300	1,213,614

Operating Loss	58,023	13,300	1,213,614

Other income (expenses):
Impairment	—	—	(192,500)
Interest expense	(1,676)	—	(13,600)
Total Other Income/ (Expenses)	(1,676)	—	(206,100)

Net (loss) before Income Taxes	(59,699)	(13,300)	(1,419,714)

Provision for Income Taxes	—	—	—

Net income (loss)	$(59,699)	$(13,300)	$(1,419,714)

Basic and diluted net loss per common share	$(0.001)	$(0.0004)

Weighted average number of common shares outstanding	52,500,000	31,500,000

The accompanying notes are an integral part of these statements.

FIRST LEVEL ENTERTAINMENT GROUP, INC.

(A DEVELOPMENT STAGE COMPANY)

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY (DEFICIT)

FOR THE PERIOD JUNE 2, 2008 (INCEPTION) THROUGH NOVEMBER 30, 2012

(UNAUDITED)

						Accumulated
						(Deficit)	Total
					Additional	During	Stockholders’
Par Value of $0.001	Preferred Stock		Common Stock		Paid in	Development	Equity
	Shares	Amount	Shares	Amount	Capital	Stage	(Deficit)

Balance at June 2, 2008 (date of inception)

Common Stock issued July 30, 2010	—	—	1,000,000	$1,000	$4,000	$—	$5,000

Common stock issued July 31, 2010	—	—	4,500,000	4,500	18,000	—	22,500

Net loss for the Period from June 2, 2008 to August 31, 2010	—	—	—	—	—	(6,384)	(6,384)

Balance at August 31, 2010	—	—	5,500,000	$5,500	$22,000	$(6,384)	$21,116

Common Stock issued April 30, 2011 for debt	—	—	500,000	500	12,000	—	12,500

Common Stock issued July 31, 2011 for services	—	—	1,200,000	1,200	28,800	—	30,000

Common Stock issued August 26, 2011 for services	—	—	14,700,000	14,700	352,800	—	367,500

Common Stock issued August 26, 2011 for conversion of debt	—	—	9,600,000	9,600	230,400	—	240,000

Net Loss for the year ended August 31, 2011	—	—	—	—	—	(418,916)	(418,916)

Balance at August 31, 2011	—	—	31,500,000	$31,500	$646,000	$(425,300)	$252,200

Common Stock issued February 29, 2012 for debt and services	—	—	4,300,000	4,300	103,200	—	107,500

Common Stock issued February 29, 2012 for cash	—	—	120,000	120	2,880	—	3,000

Common Stock issued April 17, 2012 for services	—	—	4,080,000	4,080	97,920	—	102,000

Common Stock issued May 31, 2012 for services	—	—	6,800,000	6,800	163,200	—	170,000

Common Stock issued June 30, 2012 for services	—	—	3,200,000	3,200	76,800	—	80,000

Common Stock issued August 31, 2012 for services	—	—	2,500,000	2,500	60,000	—	62,500

Net Loss for the year ended August 31, 2012	—	—	—	—	—	(934,715)	(934,715)

Balance at August 31, 2012	—	—	52,500,000	$52,500	$1,150,000	$(1,360,015)	$(157,515)

Net Loss for the three months ended November 30, 2012	—	—	—	—	—	(59,699)	(59,699)

Balance at November 30, 2012	—	—	52,500,000	$52,500	$1,150,000	$(1,419,714)	$(217,214)

The accompanying notes are an integral part of these statements.

FIRST LEVEL ENTERTAINMENT GROUP,INC.

(A DEVELOPMENT STAGE COMPANY)

CONDENSED STATEMENTS OF CASH FLOWS

FOR THE PERIOD JUNE 2, 2008 (INCEPTION) THROUGH NOVEMBER 30, 2012

(UNAUDITED)

			Cumulative from
			June 2, 2008
	For the three	For the three	(Inception)
	months ended	months ended	through
	November 30, 2012	November 30, 2011	November 30, 2012

OPERATING ACTIVITIES:
Net loss	$(59,699)	$(13,300)	$(1,419,714)
Adjustments to reconcile net loss to net cash used in operating activities:
Impairment of assets	—	—	192,500
Issuance of common stock for services	—	—	919,500
Issuance of common stock - shareholder note payable	—	—	12,500
Changes in operating assets and liabilities:
Increase in security deposit	—	(5,600)	—
Increase/(Decrease) in accounts payable and accrued expenses	19,176	(4,877)	163,600

Net cash used in operating activities	(40,523)	(23,777)	(131,614)

FINANCING ACTIVITIES:
Increase in due to related parties	—	23,777	—
Increase in notes payable	37,500	—	125,000
Issuance of common stock for cash	—	—	8,000

Net cash provided by (used in) financing activities	37,500	23,777	133,000

NET INCREASE (DECREASE) IN CASH	(3,023)	—	1,386

CASH BEGINNING BALANCE	4,409	100	—

CASH ENDING BALANCE	1,386	100	1,386

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Taxes paid	$—	$—	$—
Interest paid	$1,676.00	$—	$13,600.00

NON-CASH TRANSACTIONS AFFECTING OPERATING, INVESTING AND FINANCING ACTIVITIES:
Issuance of common stock - shareholder note payable	$—	$—	$284,500
Issuance of common stock for services	$—	$—	$887,000
Issuance of common stock for acquisition of intellectual property	$—	$—	$22,500
Issuance of notes payable for acquisition of intellectual property	$—	$—	$240,000

The accompanying notes are an integral part of these statements.

FIRST LEVEL ENTERTAINMENT GROUP, INC.

(A DEVELOPMENT STAGE COMPANY)

NOTES TO FINANCIAL STATEMENTS

NOTE 1 – NATURE OF OPERATIONS AND BASIS OF PRESENTATION

First Level Entertainment Group, Inc. (“Company”) is a development stage company commencing development operations in April, 2010 and has incurred losses since inception totaling ($1,419,714) through November 30, 2012.  The Company was incorporated on June 2, 2008 in the State of Florida and established a fiscal year end of August 31st.  The Company is a development stage company focusing on social networking applications including mobile and children’s original music.

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

The Company has capitalized costs of the acquired intellectual properties consisting of $70,000 including thirty-five (35) individual children’s songs at November 30, 2012 and August 31, 2012. The Company begins amortizing intellectual property costs, using the straight-line method over the estimated useful life of 3 years, once it is put into service. At November 30, 2012, the intellectual properties have not been put into service.

Impairment of Long-Lived Assets

In accordance with ASC 360-10-05-4 “Property, Plant, and Equipment-Impairment or Disposal of Long-Lived Assets”, which was previously Financial Accounting SFAS No.144, “Accounting for the Impairment or Disposal of Long-lived Assets”, the Company assesses long-lived assets, such as property and equipment and intangible assets subject to amortization, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset group may not be fully recoverable. Recoverability of asset groups to be held and used in measured by a comparison of the carrying amount of an asset group to estimated undiscounted future cash flows expected to be generated by the asset group. If the carrying amount exceeds its estimated future cash flows, an impairment charge is recognized by the amount by which the carrying amount of an asset group exceeds the fair value of the asset group. The Company evaluates its long-lived assets from time to time and impairment charges of $0 were recorded for the three (3) month period ended November 30, 2012.

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

Compensation

The Company expenses compensation as incurred. For the three (3) months ended November 30, 2012, the Company had compensation of $42,900 and $480,800 from inception (June 2, 2008) through November 30, 2012 including stock compensation.

Research and Development, Consulting Services and Marketing

The company expenses research and development, consulting services and marketing as incurred.  The company has had research and development, consulting services and marketing expenses of $0 for the three (3) month period ended November 30, 2012 and $1,072,920 from inception (June 2, 2008) through November 30, 2012.

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

Related Parties

Loans from Related Parties

Related parties, which can be a corporation, individual, investor or another entity are considered to be related if the party has the ability, directly or indirectly, to control the other party or exercise significant influence over the Company in making financial and operating decisions.  Companies are also considered to be related if they are subject to common control or common significant influence.  The Company has these relationships from time to time.

Convertible Note from Related Parties

On April 17, 2012, the Company entered into a Convertible Note with a related entity controlled by our Chief Executive Officer (Steve Adelstein). Under the terms of this Note, the maximum amount to be advanced (from time to time) is $150,000 on or before December 31, 2012. The Note matures on August 31, 2015 including interest of 9% compounded quarterly. Additionally, the Note can be converted into common shares of the Company at $0.03 per common share at the sole discretion of the Note holder and/or assigns. As advances under this Note are at the sole discretion of the holder, there are no assurances that any future advances will be provided. At November 30, 2012, the Note amount was $125,000 plus accrued interest of approximately $3,600.

Services rendered from Related Parties

From time to time, the Company utilizes services including, but not limited to, consulting, marketing and strategic planning from related parties. During the three (3) months ended November 30, 2012, the Company remitted $0 of these professional services was performed.

Recent Accounting Pronouncements

The Company has evaluated all the recent accounting pronouncements through November 30, 2012 and believes that none of them, including those not yet effective, will have a material effect on the financial position or results of operations of the Company.

FIRST LEVEL ENTERTAINMENT GROUP, INC.

(A DEVELOPMENT STAGE COMPANY)

NOTES TO FINANCIAL STATEMENTS

NOTE 3 – GOING CONCERN

The Company’s financial statements are prepared in accordance with generally accepted accounting principles applicable to a going concern.  This contemplates the realization of assets and the liquidation of liabilities in the normal course of business.  Currently, the Company does not have material assets that can be liquidated in a timely manner, nor does it have operations or a source of revenue sufficient to cover its operation costs and allow it to continue as a going concern.  The Company has a deficit accumulated since inception (June 2, 2008) through November 30, 2012; of ($1,419,714).The Company will be dependent upon the raising of additional capital through placement of our common stock in order to implement its business plan.  There can be no assurance that the Company will be successful in either situation in order to continue as a going concern.  The Company has funded its initial operations, from inception to November 30, 2012 by way of issuing common shares, advances from related parties and a long term Note arrangement.

As of November 30, 2012, the Company had issued 52,500,000 common shares, for a total of $1,202,500. These financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts, or amounts and classification of liabilities that might result from this uncertainty.

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

From inception (June 2, 2008) through November 30, 2012, the Company has not granted any stock options and warrants.

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

The components of the Company’s deferred tax asset as of November 30, 2012 are as follows:

November 30, 2012

Net operating loss carry forward	$1,419,714
Times Tax at Statutory rate	35%

Deferred Tax Asset	496,900
Valuation allowance	(496,900)

Net deferred tax asset	$0

The net federal operating loss carry forward will expire between 2028 and 2031.  This carry forward may be limited upon the consummation of a business combination under IRC Section 381.

FIRST LEVEL ENTERTAINMENT GROUP, INC.

(A DEVELOPMENT STAGE COMPANY)

NOTES TO FINANCIAL STATEMENTS

NOTE 7 – RELATED PARTY TRANSACTIONS

During the period from June 2, 2008 (inception) through August 31, 2011 the former sole officer and director paid incorporation costs of $684 on behalf of the Company.  Additionally, other affiliates and related parties have made advances from time to time and at November 30, 2012 and August 31, 2011, the amounts were $0 and $0 respectively. These were classified as loans from related parties.

On April 17, 2012, the Company entered into a Convertible Note with a related entity controlled by our Chief Executive Officer (Steve Adelstein). Under the terms of this Note, the maximum amount to be advanced (from time to time) is $150,000 on or before December 31, 2012. The Note matures on August 31, 2015 including interest of 9% compounded quarterly. Additionally, the Note can be converted into common shares of the Company at $0.03 per common share at the sole discretion of the Note holder and/or assigns. As advances under this Note are at the sole discretion of the holder, there are no assurances that any future advances will be provided. At November 30, 2012, the Note amount was $125,000.

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

NOTE 10 – SUBSEQUENT EVENTS

We have evaluated events and transactions that occurred subsequent to November 30, 2012 through December 14, 2012, the date the financial statements were issued, for potential recognition or disclosure in the accompanying financial statements.  Other than the disclosures above, we did not identify any events or transactions that should be recognized or disclosed in the accompanying financial statements.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis should be read in conjunction with our consolidated financial statements, including the notes thereto, appearing elsewhere in this report.

Overview

We are a development stage company incorporated in the state of Florida in June, 2008. The current focus of our development stage company has the primary focus of developing mobile applications as follows:

1)	VIP Wink™

The VIPWINK™ mobile application is currently in software development stage for iTunes and Android phones whereby allowing the celebrity to offer premium content via a paid subscription based model.  The premium content will be locked out to all non-subscribers and available on a time delay established by the celebrity.

This application should enable celebrities, athletes, branded products and others to monetize their (Twitter™) followers and have better control content and timing of often negative, runaway trends that currently plague them and the industry. This application is conceptually being developed for beta testing in the second quarter of 2013.

VIPWINK™ has executed agreements with a selective roster of VIP celebrities, athletes, branded products and others for our beta testing of our functioning prototype. The preliminary roster of VIPWINK™ has approximately 2,000,000 followers on Twitter™.  We continuously are in negotiations to execute further agreements to coincide with our development of this application.

2)	MobileSonars™

We have filed a patent application (13/662,417) with the United State Patent and Trademark Office (USPTO) on October 27, 2012 titled “Localized Interest Based Matching of Mobile Device Users.”

MobileSonars™ is a designed mobile application which is location-specific by the user answering a specific questionnaire that is “pushed” to the user at the location, social, business event and/or venue.  When the application is activated at the specific location, the user is then matched with others who have answered the questions in a similar manner based on a pre-determined threshold. Matching profiles can be displayed on user’s mobile phone and related electronics.  Downloading and checking-in will be accomplished through direct user input, a physical marker including a QR (Quick Response) code, RFID (Radio Frequency Identification), or the user can opt-in for automatic check-in GPS (Global Positioning System).

Additionally, the Company, on July 31, 2010, acquired intellectual property consisting of thirty-five (35) children’s songs to market and sell through distribution channels throughout the United States and foreign territories. Our music library consists of our thirty-five (35) songs, having personalization for approximately 200 children’s names, being marketed in three (3) primary formats consisting of Compact Disc (CD), Video (DVD) and MP3 (Direct Download). The present strategy of marketing these products to the end user (the consumer’s point of purchase) is through the efforts of independent distributors specializing in marketing these types of formats. The ultimate consumer will be able to purchase our products through the normal source of physical retailers allowing the consumer to purchase inventories of our CD/DVD products and ecommerce through the internet via direct downloads.

Going Concern

Our financial statements have been prepared on the basis of accounting principles applicable to a going concern. As a result, they do not include adjustments that would be necessary if we were unable to continue as a going concern and would therefore be obligated to realize assets and discharge our liabilities other than in the normal course of operations. As reflected in the accompanying financial statements, the Company is a development stage entity having generated no revenues from inception through November 30, 2012. We have used cash flows in operations of $131,614 from inception (June 2, 2008) to November 30, 2012 and has an accumulated deficit of ($1,419,714) through November 30, 2012.

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

Our primary marketing challenge for the coming twelve (12) months is to implement and “go live” with our initial networking applications to achieve market awareness and acceptance. Additionally, we plan to market our children’s music library from and through independent distributors (including CDs, DVDs, web downloads (MP3 format) currently under development and anticipated to be completed for beta testing in the third quarter of 2013. Additionally, management is seeking new acquisitions to complement existing products.

Revenues

These forward-looking statements, pertaining to revenues, are based on our management’s current expectations and beliefs and involve numerous risks and uncertainties that could cause actual results to differ materially from expectations. You should not rely upon these forward-looking statements as predictions of future events because we cannot assure you that the events or circumstances reflected in these statements will be achieved or will occur. As our revenues commence, we plan to invest in marketing and sales by increasing the number of direct sales throughout our web portal to build brand awareness. We expect that in the future, marketing and sales expenses will increase in absolute dollars commencing in the second quarter of 2013. We do not expect our revenues to increase significantly until third quarter of 2013.

General and Administrative Expenses

We expect that general and administrative expenses associated with executive compensation will substantially increase in the future as our products commence their marketing potential. In addition, we believe in the middle part of the 2013 fiscal year that the compensation packages required to attract the senior executives of the Company will require management to execute against its business plan which will increase our total expenses, including, but not limited to, general and administrative, legal, accounting, marketing and compensation.

Summary of Condensed Results of Operations

Any measurement and comparison of revenues and expenses from continuing operations should not be considered necessarily indicative or interpolated as the trend to forecast our future revenues and results of operations.

Results for the Three Months Ended November 30, 2012

Revenues. The Company’s revenues for the three months ended November 30, 2012 were $0. Additionally, the Company has not had any revenues from inception (June 2, 2008) to November 30, 2012.

Legal and Accounting Expenses. Legal and Accounting expenses for the three months ended November 30, 2012 were $9,170 as compared to $6,500 for the three months ended November 30, 2011. These increase costs of legal and accounting expenses were a direct result of product development commencing an activity phase whereby additional expenses are required.

General and Administrative Expenses. General and administrative expenses for the three months ended November 30, 2012 were $5,953 as compared to $6,800 for the three months ended November 30, 2011. These expenses are normal and reoccurring for our Company as a development stage entity.

Compensation. Compensation expense for the three (3) months ended November 30, 2012 was $42,900 as compared to $0 for the three (3) months ended November 30, 2011. These increase costs of $42,900 were a direct result of hiring three (3) employees and the commencing of activity.

Net Loss. Net loss for the three months ended November 30, 2012 was ($59,699) as compared to ($13,300) for the three months ended November 30, 2011. The substantial increase of net loss of $46,399 was a result of hiring corporate officers entering into the company’s development stage of internet and mobile applications.

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

As of November 30, 2012, total current assets were $1,386.

As of November 30, 2012, total current liabilities were $163,600, which consisted of $156,100 for accrued expenses and $7,500 of accounts payable. As of August 31, 2012, total current liabilities were $144,424, which consisted of $136,924 of accrued expenses and $7,500 of accounts payable. We had net working capital deficit of ($162,214) as of November 30, 2012, compared to net working deficit capital of ($140,015) at August 31, 2012.

During the three months ended November 30, 2012, our operating activities used cash of $40,523.

Material Commitments

The Company does not have any material commitments as of November 30, 2012.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Not applicable for a smaller reporting company.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures.  We maintain “disclosure controls and procedures” as such term is defined in Rule 13a-15(e) under the Exchange Act.  In designing and evaluating our disclosure controls and procedures, our management recognized that disclosure controls and procedures, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of disclosure controls and procedures are met.  Additionally, in designing disclosure controls and procedures, our management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible disclosure controls and procedures.  The design of any disclosure controls and procedures also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions.  Based on his evaluation as of the end of the period covered by this report, our Chief Executive Officer and our Chief Financial Officer have concluded that our disclosure controls and procedures were effective such that the information relating to our company, required to be disclosed in our Securities and Exchange Commission reports (i) is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms and (ii) is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting.  There have been no changes in our internal control over financial reporting during our last fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II OTHER INFORMATION

Item 1. Legal Proceeding.

None.

Item 1A. Risk Factors.

There have been no material changes from the risk factors disclosed in our Annual Report on Form 10-K for the year ended August 31, 2012.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

None.

Item 6. Exhibits

(a) Exhibits

Exhibit No.	Description

31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer
31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer
32.1	Section 1350 Certification of Chief Executive Officer
32.2	Section 1350 Certification of Chief Financial Officer
101 *	XBRL data files of Financial Statements and Notes contained in this Quarterly Report on Form 10-Q.

* To be submitted by amendment

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FIRST LEVEL ENTERTAINMENT GROUP, INC.

Date: January 9, 2013	By:	/s/ Steve Adelstein
Steve Adelstein
Chief Executive Officer