Form 10-K/A
period 2012-08-31
FIRST LEVEL ENTERTAINMENT GROUP, INC.
filed 2013-04-09
CIK 1503227

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K /A

Amendment No. 1

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

EXPLANATORY NOTE

The purpose of this Amendment No. 1 to the Annual Report on Form 10-K for the year ended August 31, 2012 (“Form 10-K”) is to submit Exhibit 101 to the Form 10-K in accordance with Rule 405 of Regulation S-T.  Exhibit 101 consists of the Interactive Data Files relating to the Form 10-K for the year ended August 31, 2012, filed with the Securities and Exchange Commission on November 2, 2012.

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

3.2	By-laws incorporated by reference from Registration Statement on Form S-1 filed with the Securities and Exchange Commission on October 19, 2010.

The following Exhibits listed below are filed as part of this Form 10-K and Amendments for the period ended August 31, 2011:

31.1 *	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2 *	Certification of the Chief Financial Officer pursuant To Section 302 of the Sarbanes-Oxley Act of 2002.

32.1 *	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2 *	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101 **	XBRL data files of Financial Statements and Notes contained in this Annual Report on Form 10-K

* Previously submitted.

** In accordance with Regulation S-T, the Interactive Data Files in Exhibit 101 to the Annual Report on Form 10-K shall be deemed “furnished” and not “filed”.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

FIRST LEVEL ENTERTAINMENT GROUP, INC.

Date: April 9, 2013	By: /s/ Steven Adelstein
Steven Adelstein
Chief Executive Officer,
Chairman of the Board of Directors

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date: April 9, 2013	By: /s/ Alfred Fernandez
Alfred Fernandez
Chief Financial Officer,
Member of the Board of Directors

Date: April 9, 2013	By: /s/ Steven Berman
Steven Berman
Chief Operating Officer,
Member of the Board of Directors