Form 10-Q/A
period 2012-11-30
FIRST LEVEL ENTERTAINMENT GROUP, INC.
filed 2013-04-09
CIK 1503227

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q /A

Amendment No. 1

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

EXPLANATORY NOTE

The purpose of this Amendment No. 1 to the Quarterly Report on Form 10-Q for the period ended November 30, 2012 (“Form 10-Q”) is to submit Exhibit 101 to the Form 10-Q in accordance with Rule 405 of Regulation S-T.  Exhibit 101 consists of the Interactive Data Files relating to the Form 10-Q for the period ended November 30, 2012, filed with the Securities and Exchange Commission on January 9, 2013.

PART II OTHER INFORMATION

Item 6. Exhibits

(a) Exhibits

Exhibit No.	Description

31.1 *	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer
31.2 *	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer
32.1 *	Section 1350 Certification of Chief Executive Officer
32.2 *	Section 1350 Certification of Chief Financial Officer
101 **	XBRL data files of Financial Statements and Notes contained in this Quarterly Report on Form 10-Q.

* Previously submitted.

* In accordance with Regulation S-T, the Interactive Data Files in Exhibit 101 to the Quarterly Report on Form 10-Q shall be deemed “furnished” and not “filed”.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FIRST LEVEL ENTERTAINMENT GROUP, INC.

Date: April 9, 2013	By:	/s/ Steve Adelstein
Steve Adelstein
Chief Executive Officer