Form 10-Q
period 2013-02-28
FIRST LEVEL ENTERTAINMENT GROUP, INC.
filed 2013-07-11
CIK 1503227

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended February 28, 2013

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___________ to ___________

Commission file number: 333-170016

First Level Entertainment Group, Inc.
(Exact name of registrant as specified in its charter)

Florida	90-0599877

(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

305 South Andrews Avenue. Suite 204 Fort Lauderdale, Florida	33301

(Address of principal executive offices)	(Zip Code)

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

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☑

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at June 11, 2013

Common Stock, $0.001	27,500,000 shares

FIRST LEVEL ENTERTAINMENT GROUP, INC.

TABLE OF CONTENTS

PAGE

Part I Financial Information	4

Item 1. Financial Statements	4

Condensed Balance Sheets at February 28, 2013 (unaudited) and August 31, 2012 (audited)	4

Condensed Statements of Operations for the three months ended February 28, 2013 and 2011 and the cumulative period from June 2, 2008 (inception) through February 28, 2013 (unaudited)	5

Statement of Stockholders’ Equity/(Deficit) from June 2, 2008 (inception) through February 28, 2013 (unaudited)

Condensed Statements of Cash Flows at February 28, 2013 (unaudited)	6

Notes to Condensed Financial Statements	7-9

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.	10-13

Item 3. Quantitative and Qualitative Disclosures About Market Risk.	13

Item 4. Controls and Procedures.	13

Part II Other Information	14

Item 1. Legal Proceeding.	14

Item 1A. Risk Factors.	14

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.	14

Item 3. Defaults Upon Senior Securities.	14

Item 4. Mine Safety Disclosures	14

Item 5. Other Information.	14

Item 6. Exhibits.	14

Signatures	15

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

Certain statements in this report may constitute “forward-looking” statements as defined in Section 27A of the Securities Act of 1933 (the “Securities Act”), Section 21E of the Securities Exchange Act of 1934 (the “Exchange Act”) or in releases made by the Securities and Exchange Commission (“SEC”), all as may be amended from time to time. Forward-looking statements include, but are not limited to, statements that express our intentions, beliefs, expectations, strategies, predictions or any other statements relating to our future activities or other future events or conditions. These statements are based on current expectations, estimates and projections about our business based, in part, on assumptions made by management. Forward-looking statements can be identified by, among other things, the use of forward-looking language, such as the words “plan,” “believe,” “expect,” “anticipate,” “intend,” “estimate,” “project,” “may,” “will,” “would,” “could,” “should,” “seeks,” or “scheduled to,” or other similar words, or the negative of these terms or other variations of these terms or comparable language, or by discussion of strategy or intentions. These statements are not guarantees of future performance and involve risks, uncertainties and assumptions that are difficult to predict. Therefore, actual outcomes and results may, and are likely to, differ materially from what is expressed or forecasted in the forward-looking statements due to numerous factors, including those described above and those risks discussed in this report, in our Annual Report on Form 10-K for the year ended August 31, 2012, including the risks described under “Risk Factors,” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in that report, and in other documents which we file with the SEC. These forward-looking statements involve risks and uncertainties, and relate to future events or our future financial or operating performance and include, but are not limited to, statements concerning:

●	the anticipated benefits and risks of our business relationships;
●	our ability to attract retail and business customers;
●	the anticipated benefits and risks associated with our business strategy;
●	our future operating results;
●	the anticipated size or trends of the market segments in which we compete and the anticipated competition in those markets;
●	potential government regulation;
●	our future capital requirements and our ability to satisfy our capital needs;
●	the potential for additional issuances of our securities;
●	our plans to devote substantial resources to our sales and marketing teams;
●	the possibility of future acquisitions of businesses, products or technologies;
●	our belief that we can attract customers in a cost-efficient manner;
●	our belief that current or future litigation will likely not have a material adverse effect on our business;
●	the ability of our online marketing campaigns to be a cost-effective method of attracting customers;
●	our belief that we can internally develop cost-effective branding campaigns;
●	the results of upgrades to our infrastructure and the likelihood that additional future upgrades can be implemented without disruption of our business;
●	our belief that we can maintain or improve upon customer service levels that we and our customers consider acceptable;
●	our belief that our information technology infrastructure can and will support our operations and will not suffer significant downtime;
●	statements about our community site business and its anticipated functionality;
●	our belief that we can maintain inventory levels at appropriate levels despite the seasonal nature of our business; and,
●	our belief that we can successfully offer and sell a constantly changing mix of products and services

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

PART I FINANCIAL INFORMATION

Item 1. Financial Statements.

FIRST LEVEL ENTERTAINMENT GROUP, INC.
(A DEVELOPMENT STAGE COMPANY)
CONDENSED BALANCE SHEET

ASSETS

	Unaudited February 28, 2013	Audited August 31, 2012

CURRENT ASSETS:
Cash and equivalents	2,529	4,409

Total Current Assets	2,529	4,409

OTHER ASSETS:
Intellectual assets, net	35,000	70,000

Total Assets	37,529	74,409

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIENCY)

CURRENT LIABILITIES:
Accounts payable	—	7,500
Accrued Expenses	188,933	136,924
Loans from related parties	28,850	—

Total Current Liabilities	217,783	144,424

LONG TERM LIABILITIES
Note Payable - Related Party	150,000	87,500

Total Long Term Liabilities	150,000	87,500

TOTAL LIABILITIES	367,783	231,924

STOCKHOLDERS’ EQUITY (DEFICIT):
Preferred Stock, par value $.001; 10,000,000 shares authorized; 0 issued and outstanding at February 28, 2013 and August 31, 2012	—	—
Common stock , par value $.001; 500,000,000 shares authorized; 25,166,667 shares issued and outstanding as of February 28, 2013 and 17,500,000 shares issued at August 31, 2012	25,167	17,500
Additional paid in capital	1,867,333	1,185,000
Deficit accumulated during the development stage	(2,222,754)	(1,360,015)

Total Stockholders’ Equity (deficit)	(330,254)	(157,515)

Total Liabilities and Stockholders’ Equity	37,529	74,409

The accompanying notes are an integral part of these statements.

FIRST LEVEL ENTERTAINMENT GROUP, INC.
(A DEVELOPMENT STAGE COMPANY)
CONDENSED STATEMENTS OF OPERATIONS
FOR THE PERIOD JUNE 2, 2008 (INCEPTION) THROUGH FEBRUARY 28, 2013
(UNAUDITED)

	For the three months ended February 28, 2013	For the three months ended February 29, 2012	For the six months ended February 28, 2013	For the six months ended February 29, 2012	Cumulative from June 2, 2008 (inception) through February 28, 2013

Net Sales	$—	$—	$—	$—	$—

Cost of Sales	—	—	—	—	—

Gross Profit	—	—	—	—	—

Operating Expenses:
Legal and Accounting	15,300	2,500	24,470	9,000	75,957
General and Administrative	2,636	13,050	8,590	19,850	39,774
Compensation, Consulting and Software	743,320	81,000	786,220	81,000	1,859,140

Total Operating Expenses	761,256	96,550	819,280	109,850	1,974,871

Operating Loss	(761,256)	(96,550)	(819,280)	(109,850)	(1,974,871)

Other Income (Expenses)
Impairment	35,000	100,000	35,000	100,000	227,500
Interest Expense	6,783	—	8,459	—	20,383

Total other expenses	(41,783)	(100,000)	(43,459)	(100,000)	(247,883)

Net (loss) before Income Taxes	(803,039)	(196,550)	(862,739)	(209,850)	(2,222,754)

Provision for Income Taxes		—		—

Net (loss)	(803,039)	(196,550)	(862,739)	(209,850)	(2,222,754)

Basic and diluted net loss per common share	$0.05	$0.02	$0.05	$0.02

Weighted average number of common shares outstanding	17,585,185	10,516,190	17,542,357	10,508,095

The accompanying notes are an integral part of these statements.

FIRST LEVEL ENTERTAINMENT GROUP, INC.
(A DEVELOPMENT STAGE COMPANY)
CONDENSED STATEMENTS OF CASH FLOWS
FOR THE PERIOD JUNE 2, 2008 (INCEPTION) THROUGH FEBRUARY 28, 2013

	For the Six months ended February 28, 2013	For the Six months ended February 29, 2012	Cumulative from June 2, 2008 (Inception) through February 28, 2013

OPERATING ACTIVITIES:
Net loss	$(862,739)	$(209,850)	$(2,222,754)
Adjustments to reconcile net loss to net cash used in operating activities:
Issuance of common stock for services	690,000	75,000	1,609,500
Issuance of common stock - shareholder note payable	—	32,500	12,500
Impairment	35,000	100,000	227,500
Changes in operating assets and liabilities:
Increase/(Decrease) in accounts payable and accrued expenses	44,509	1,071	188,933

Net cash provided by (used) in operating activities	(93,230)	(1,279)	(184,321)

FINANCING ACTIVITIES:
Increase in due to related parties	28,850	1,279	28,850
Increase (decrease) in notes payable	62,500		150,000
Proceeds from issuance of common stock	—	3,000	8,000

Net cash provided by (used in) financing activities	91,350	4,279	186,850

NET INCREASE (DECREASE) IN CASH	(1,880)	3,000	2,529

CASH BEGINNING BALANCE	4,409	100	—

CASH ENDING BALANCE	2,529	3,100	2,529

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Taxes paid	$—	$—	$—

Interest paid	$—	$—	$—

NON-CASH TRANSACTIONS AFFECTING OPERATING, INVESTING AND FINANCING ACTIVITIES:
Issuance of common stock - shareholder note payable	$—	$32,500	$397,500

Issuance of common stock for services	$690,000	$75,000	$1,384,924

Issuance of common stock for acquisition of intellectual property	$—	$—	$22,500

Issuance of notes payable for acquisition of intellectual property	$—	$—	$240,000

The accompanying notes are an integral part of these statements.

FIRST LEVEL ENTERTAINMENT GROUP, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS

NOTE 1 – NATURE OF OPERATIONS AND BASIS OF PRESENTATION

First Level Entertainment Group, Inc. (“Company”) is a development stage company commencing development operations in April, 2010 and has incurred losses since inception totaling ($2,222,754) through February 28, 2013.  The Company was incorporated on June 2, 2008 in the State of Florida and established a fiscal year end of August 31st.  The Company is a development stage company focusing on social networking applications including mobile and children’s original music.

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The unaudited condensed financial statements included in this report have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission for interim reporting and include all adjustments (consisting only of normal recurring adjustments) that are, in the opinion of management, necessary for a fair presentation. These financial statements have not been audited.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted pursuant to such rules and regulations for interim reporting. The Company believes that the disclosures contained herein are adequate to make the information presented not misleading. These financial statements should be read in conjunction with the financial statements and notes thereto included in the Company’s 10K. The financial data for the three and six month periods presented may not necessarily reflect the results to be anticipated for the complete year ended August 31, 2013.

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

Convertible Note from Related Parties

On April 17, 2012, the Company entered into a Convertible Note with a related entity controlled by our Chief Executive Officer (Steve Adelstein). Under the terms of this Note, the maximum amount to be advanced (from time to time) is $150,000 on or before December 31, 2013. The Note matures on August 31, 2015 including interest of 9% compounded quarterly. Additionally, the Note can be converted into common shares of the Company at $0.09 per common share at the sole discretion of the Note holder and/or assigns. As advances under this Note are at the sole discretion of the holder, there are no assurances that any future advances will be provided. At February 28, 2013, the Note amount was $150,000 plus accrued interest of approximately $6,600.

FIRST LEVEL ENTERTAINMENT GROUP, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS

Services rendered from Related Parties

From time to time, the Company utilizes services including, but not limited to, consulting, marketing and strategic planning from related parties. During the three (6) months ended February 28, 2013, the Company issued stock and cash valued at $643,500 for these professional services performed.

Recent Accounting Pronouncements

The Company has evaluated all the recent accounting pronouncements through June, 2013 and believes that none of them, including those not yet effective, will have a material effect on the financial position or results of operations of the Company.

NOTE 3 – GOING CONCERN

The Company’s financial statements are prepared in accordance with generally accepted accounting principles applicable to a going concern.  This contemplates the realization of assets and the liquidation of liabilities in the normal course of business.  Currently, the Company does not have material assets that can be liquidated in a timely manner, nor does it have operations or a source of revenue sufficient to cover its operation costs and allow it to continue as a going concern.  The Company has a deficit accumulated since inception (June 2, 2008) through February 28, 2013; of ($2,222,754).The Company will be dependent upon the raising of additional capital through placement of our common stock in order to implement its business plan.  There can be no assurance that the Company will be successful in either situation in order to continue as a going concern.  The Company has funded its initial operations, from inception to February 28, 2013 by way of issuing common shares, advances from related parties and a long term Note arrangement.

These financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts, or amounts and classification of liabilities that might result from this uncertainty.

NOTE 4 – CAPITAL STOCK

In February 2013 the Company issued 7,666,667 shares of the common stock in the Company at $0.09 per share for compensation to consultants and officers. The total value of shares issued was $690,000.

On May 31, 2013 the Company authorized a 3:1 Reverse Stock Split. The financial statements have been retroactively adjusted to reflect the reverse stock split.

From inception (June 2, 2008) through February 28, 2013, the Company has not granted any stock options and warrants.

NOTE 5 – RELATED PARTY TRANSACTIONS

During the period from June 2, 2008 (inception) through August 31, 2011 the former sole officer and director paid incorporation costs of $684 on behalf of the Company.  Additionally, other affiliates and related parties have made advances from time to time and at February 28, 2013 and August 31, 2012, the amounts were $28,850 and $0 respectively. These were classified as loans from related parties.

On April 17, 2012, the Company entered into a Convertible Note with a related entity controlled by our Chief Executive Officer (Steve Adelstein). Under the terms of this Note, the maximum amount to be advanced (from time to time) is $150,000 on or before December 31, 2013. The Note matures on August 31, 2015 including interest of 9% compounded quarterly. Additionally, the Note can be converted into common shares of the Company at $0.09 per common share at the sole discretion of the Note holder and/or assigns. As advances under this Note are at the sole discretion of the holder, there are no assurances that any future advances will be provided. At February 28, 2013, the Note amount was $150,000.

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

NOTE 6 – SUBSEQUENT EVENTS

On May 31, 2013 the Company converted the note payable for $150,000, as well as other payables for services, into 2,333,333 shares of common stock valued at $0.09 per share.

On May 31, 2013 the Company authorized a 3:1 Reverse Stock Split the financial statements have been retroactively adjusted to reflect the reverse stock split.

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

This application should enable celebrities, athletes, branded products and others to monetize their (Twitter™) followers and have better control content and timing of often negative, runaway trends that currently plague them and the industry. This application is conceptually being developed for beta testing in the fourth quarter of 2013.

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

Going Concern

Our financial statements have been prepared on the basis of accounting principles applicable to a going concern. As a result, they do not include adjustments that would be necessary if we were unable to continue as a going concern and would therefore be obligated to realize assets and discharge our liabilities other than in the normal course of operations. As reflected in the accompanying financial statements, the Company is a development stage entity having generated no revenues from inception through February 28, 2013. We have provided cash flows in operations of $184,321 from inception (June 2, 2008) to February 28, 2013 and has an accumulated deficit of ($1,421,000) through February 28, 2013.

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

Our primary marketing challenge for the coming twelve (12) months is to implement and “go live” with our initial networking applications to achieve market awareness and acceptance. Additionally, we plan to market our children’s music library from and through independent distributors (including CDs, DVDs, web downloads (MP3 format) currently under development and anticipated to be completed for beta testing in the fourth quarter of 2013. Additionally, management is seeking new acquisitions to complement existing products.

Revenues

These forward-looking statements, pertaining to revenues, are based on our management’s current expectations and beliefs and involve numerous risks and uncertainties that could cause actual results to differ materially from expectations. You should not rely upon these forward-looking statements as predictions of future events because we cannot assure you that the events or circumstances reflected in these statements will be achieved or will occur. As our revenues commence, we plan to invest in marketing and sales by increasing the number of direct sales throughout our web portal to build brand awareness. We expect that in the future, marketing and sales expenses will increase in absolute dollars commencing in the fourth quarter of 2013. We do not expect our revenues to increase significantly until first quarter of 2014.

General and Administrative Expenses

We expect that general and administrative expenses associated with executive compensation will substantially increase in the future as our products commence their marketing potential. In addition, we believe in the last part of the 2013 fiscal year that the compensation packages required to attract the senior executives of the Company will require management to execute against its business plan which will increase our total expenses, including, but not limited to, general and administrative, legal, accounting, marketing and compensation.

Summary of Condensed Results of Operations

Any measurement and comparison of revenues and expenses from continuing operations should not be considered necessarily indicative or interpolated as the trend to forecast our future revenues and results of operations.

Results for the Three Months Ended February 28, 2013

Revenues. The Company’s revenues for the three months ended February 28, 2013 were $0. Additionally, the Company has not had any revenues from inception (June 2, 2008) to February 28, 2013.

Legal and Accounting Expenses. Legal and Accounting expenses for the three months ended February 28, 2013 were $15,300 as compared to $6,500 for the three months ended February 29, 2012. These increase costs of legal and accounting expenses were a direct result of product development commencing an activity phase whereby additional expenses are required.

General and Administrative Expenses. General and administrative expenses for the three months ended February 28, 2013 were $2,442 as compared to $7,239 for the three months ended February 29, 2012. These expenses are normal and reoccurring for our Company as a development stage entity.

Compensation. Compensation expense for the three (3) months ended February 28, 2013 was $92,520 as compared to $42,900 for the three (3) months ended February 29, 2012. These increase costs of $49,620 were a direct result of hiring three (3) employees and the commencing of activity.

Net Loss. Net loss for the three months ended February 28, 2013 was ($803,039) as compared to ($196,550) for the three months ended February 29, 2012. The substantial increase of net loss of $606,489 was a result of hiring corporate officers entering into the company’s development stage of internet and mobile applications.

Results for the Six Months Ended February 28, 2013

Revenues. The Company’s revenues for the six months ended February 28, 2013 were $0. Additionally, the Company has not had any revenues from inception (June 2, 2008) to February 28, 2013.

Legal and Accounting Expenses. Legal and Accounting expenses for the six months ended February 28, 2013 were $24,470 as compared to $9,000 for the six months ended February 29, 2012. These legal and accounting expenses were a direct result of professional fees associated with the company’s filings required by the Securities and Exchange Commission.

General and Administrative Expenses. General and administrative expenses for the six months ended February 28, 2013 were $5,953 as compared to $5,750 for the six months ended February 29, 2012.  These expenses are normal and reoccurring for our Company as a development stage entity.

Consulting. Consulting expenses for the six months ended February 28, 2013 were $650,800 as compared to $81,000 for the six months ended February 28, 2012.  The substantial increase ($569,800) in expenses for the period ended February 28, 2013 were a result of the company entering into the development phase of software applications for the internet and smart phone industries.

Net Loss. Net loss for the six months ended February 28, 2013 was ($862,739) as compared to ($209,850) for the six months ended February 28, 2012.  The substantial increase of net loss ($652,889) was a result of an increase of $569,800 expense for consultants entering into the company’s development stage of internet and smart phone applications and increase in payroll of $92,520.

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

As of February 28, 2013, total current assets were $ 2,529.

As of February 28, 2013, total current liabilities were $217,783, which consisted of $188,933 for accrued expenses and $28,850 of loans from related parties. As of August 31, 2012, total current liabilities were $144,424, which consisted of $136,924 of accrued expenses and $7,500 of accounts payable. We had net working capital deficit of ($215,254) as of February 28, 2013, compared to net working deficit capital of ($140,015) at August 31, 2012.

During the three months ended February 28, 2013, our operating activities used cash of $93,230.

Material Commitments

The Company does not have any material commitments as of February 28, 2013.

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

PART II OTHER INFORMATION

Item 1. Legal Proceeding.

None.

Item 1A. Risk Factors.

Not required

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

In February 2013 the Company issued 7,666,667 shares of the common stock in the Company at $0.09 per share for compensation to consultants and officers the total value of shares issued was $690,000.

On May 31, 2013 the Company authorized a 3:1 Reverse Stock Split. The financial statements have been retroactively adjusted to reflect the stock split.

Management believes the above shares of common stock were issued pursuant to the exemption from registration under Section 4(2) of the Securities Act of 1933 as amended.

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

FIRST LEVEL ENTERTAINMENT GROUP, INC.

Date: July 11, 2013	By:	/s/ Steve Adelstein

Steve Adelstein
Chief Executive Officer