Form 10-Q
period 2013-05-31
FIRST LEVEL ENTERTAINMENT GROUP, INC.
filed 2013-07-11
CIK 1503227

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended May 31, 2013

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

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☑

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at June 11, 2013

Common Stock, $0.001	27,500,000 shares

FIRST LEVEL ENTERTAINMENT GROUP, INC.

TABLE OF CONTENTS

PAGE

Part I Financial Information	4

Item 1. Financial Statements	4

Condensed Balance Sheets at May 31, 2013 (unaudited) and August 31, 2012 (audited)	4

Condensed Statements of Operations for the three months ended May 31, 2013 and 2012 and the cumulative period from June 2, 2008 (inception) through May 31, 2013 (unaudited)	5

Statement of Stockholders’ Equity/(Deficit) from June 2, 2008 (inception) through May 31, 2013 (unaudited)	6

Condensed Statements of Cash Flows at May 31, 2013 (unaudited)	7

Notes to Condensed Financial Statements	8-9

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.	10-13

Item 3. Quantitative and Qualitative Disclosures About Market Risk.	14

Item 4. Controls and Procedures.	14

Part II Other Information	14

Item 1. Legal Proceeding.	14

Item 1A. Risk Factors.	14

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.	14

Item 3. Defaults Upon Senior Securities.	14

Item 4. Mine Safety Disclosures	14

Item 5. Other Information.	14

Item 6. Exhibits.	15

Signatures	15

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

PART I FINANCIAL INFORMATION

Item 1. Financial Statements.

FIRST LEVEL ENTERTAINMENT GROUP, INC.
(A DEVELOPMENT STAGE COMPANY)
CONDENSED BALANCE SHEET

ASSETS

	Unaudited May 31, 2013	Audited August 31, 2012

CURRENT ASSETS:
Cash and equivalents	694	4,409

Total Current Assets	694	4,409

OTHER ASSETS:
Intellectual assets, net	35,000	70,000

Total Assets	35,694	74,409

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIENCY)

CURRENT LIABILITIES:
Accounts payable	—	7,500
Accrued Expenses	196,108	136,924
Loans from related parties	11,350	—

Total Current Liabilities	207,458	144,424

LONG TERM LIABILITIES
Note Payable - Related Party	—	87,500

Total Long Term Liabilities	—	87,500

TOTAL LIABILITIES	207,458	231,924

STOCKHOLDERS’ EQUITY (DEFICIT):
Preferred Stock, par value $.001; 10,000,000 shares authorized; 0 issued and outstanding at May 31, 2013 and August 31, 2012	—	—
Common stock , par value $.001; 500,000,000 shares authorized; 27,500,000 shares issued and outstanding as of May 31, 2013 and 17,500,000 shares issued at August 31, 2012	27,500	17,500
Additional paid in capital	2,075,000	1,185,000
Deficit accumulated during the development stage	(2,274,264)	(1,360,015)

Total Stockholders’ Equity (deficit)	(171,764)	(157,515)

Total Liabilities and Stockholders’ Equity	35,694	74,409

The accompanying notes are an integral part of these statements.

FIRST LEVEL ENTERTAINMENT GROUP, INC.
(A DEVELOPMENT STAGE COMPANY)
CONDENSED STATEMENTS OF OPERATIONS
FOR THE PERIOD JUNE 2, 2008 (INCEPTION) THROUGH MAY 31, 2013
(UNAUDITED)

	For the three months ended May 31, 2013	For the three months ended May 31, 2012	For the nine months ended May 31, 2013	For the nine months ended May 31, 2012	Cumulative from June 2, 2008 (inception) through May 31, 2013

Net Sales	$—	$—	$—	$—	$—

Cost of Sales	—	—	—	—	—

Gross Profit	—	—	—	—	—

Operating Expenses:
Legal and Accounting	6,323	3,300	30,793	12,300	79,104
General and Administrative	5,765	6,305	14,355	26,155	50,565
Compensation, Consulting and Software	36,047	314,500	822,267	395,500	1,893,337

Total Operating Expenses	48,135	324,105	867,415	433,955	2,023,006

Operating Loss	(48,135)	(324,105)	(867,415)	(433,955)	(2,023,006)

Other Income (Expenses)
Impairment	—	57,500	35,000	157,500	227,500
Interest Expense	3,375	—	11,834	—	23,758

Total other expenses	(3,375)	(57,500)	(46,834)	(157,500)	(251,258)

Net (loss) before Income Taxes	(51,510)	(381,605)	(914,249)	(591,455)	(2,274,264)

Provision for Income Taxes		—		—

Net (loss)	(51,510)	(381,605)	(914,249)	(591,455)	(2,274,264)

Basic and diluted net loss per common share	**	$0.03	$0.05	$0.05

Weighted average number of common shares outstanding	25,192,029	12,663,188	20,120,269	11,158,905

** less than $0.01

The accompanying notes are an integral part of these statements.

FIRST LEVEL ENTERTAINMENT GROUP, INC.
(A DEVELOPMENT STAGE COMPANY)
CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY (DEFICIT)
FOR THE PERIOD JUNE 2, 2008 (INCEPTION) THROUGH MAY 31, 2013
(UNAUDITED)

Par Value of $0.001	Preferred Stock		Common Stock		Additional Paid in Capital	Accumulated (Deficit) During Development Stage	Total Stockholders’ Equity (Deficit)

	Shares	Amount	Shares	Amount

Balance at June 2, 2008 (date of inception)

Common Stock issued July 30, 2010	—	—	333,333	$333	$4,667	$—	$5,000

Common stock issued July 31, 2010	—	—	1,500,000	1,500	21,000	—	22,500

Net loss for the Period from June 2, 2008 to August 31, 2010	—	—	—	—	—	(6,384)	(6,384)

Balance at August 31, 2010	—	—	1,833,333	1,833	25,667	(6,384)	21,116

Common Stock issued April 30, 2011 for debt	—	—	166,667	167	12,333	—	12,500

Common Stock issued July 31, 2011 for services	—	—	400,000	400	29,600	—	30,000

Common Stock issued August 26, 2011 for services	—	—	4,900,000	4,900	362,600	—	367,500

Common Stock issued August 26, 2011 for conversion of debt	—	—	3,200,000	3,200	236,800	—	240,000

Net Loss for the year ended August 31, 2011	—	—	—	—	—	(418,916)	(418,916)

Balance at August 31, 2011	—	—	10,500,000	$10,500	$667,000	$(425,300)	$252,200

Common Stock issued Februray 29, 2012 for debt and services	—	—	1,433,333	1,433	106,067	—	107,500

Common Stock issued February 29, 2012 for cash	—	—	40,000	40	2,960	—	3,000

Common Stock issued April 17, 2012 for services	—	—	1,360,000	1,360	100,640	—	102,000

Common Stock issued May 31, 2012 for services	—	—	2,266,667	2,267	167,733	—	170,000

Common Stock issued June 30, 2012 for services	—	—	1,066,667	1,067	78,933	—	80,000

Common Stock issued August 31, 2012 for services	—	—	833,333	833	61,667	—	62,500

Net Loss for the year ended August 31, 2012						(934,715)	(934,715)

Balance at August 31, 2012	—	—	17,500,000	$17,500	$1,185,000	$(1,360,015)	$(157,515)

Common Stock issued for services February 28, 2013			7,666,667	7,667	682,333	—	690,000
Common Stock issued for debt and services May 31, 2013	—	—	2,333,333	2,333	207,667	—	210,000

Net Loss for the nine months ended May 31, 2013	—	—	—	—	—	(914,249)	(914,249)

Balance at May 31, 2013	—	—	27,500,000	$27,500	$2,075,000	$(2,274,264)	$(171,764)

The accompanying notes are an integral part of these financial statements.

FIRST LEVEL ENTERTAINMENT GROUP, INC.
(A DEVELOPMENT STAGE COMPANY)
CONDENSED STATEMENTS OF CASH FLOWS
FOR THE PERIOD JUNE 2, 2008 (INCEPTION) THROUGH MAY 31, 2013

	For the nine months ended May 31, 2013	For the nine months ended May 31, 2012	Cumulative from June 2, 2008 (Inception) through May 31, 2013

OPERATING ACTIVITIES:
Net loss	$(914,249)	$(591,455)	$(2,274,264)
Adjustments to reconcile net loss to net cash used in operating activities:
Issuance of common stock for services	649,000	347,000	1,615,500
Issuance of common stock - shareholder note payable	204,000	32,500	216,500
Impairment	35,000	157,500	227,500
Changes in operating assets and liabilities:
Increase/(Decrease) in accounts payable and accrued expenses	51,684	19,321	196,108

Net cash provided by (used) in operating activities	25,435	(35,134)	(18,656)

FINANCING ACTIVITIES:
Increase in due to related parties	11,350	(366)	11,350
Increase (decrease) in notes payable	(40,500)	32,500	—
Proceeds from issuance of common stock	—	3,000	8,000

Net cash provided by (used in) financing activities	(29,150)	35,134	19,350

NET INCREASE (DECREASE) IN CASH	(3,715)	—	694

CASH BEGINNING BALANCE	4,409	100	—

CASH ENDING BALANCE	694	100	694

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Taxes paid	$—	$—	$—

Interest paid	$—	$—	$—

NON-CASH TRANSACTIONS AFFECTING OPERATING, INVESTING AND FINANCING ACTIVITIES:
Issuance of common stock - shareholder note payable	$204,000	$32,500	$456,500

Issuance of common stock for services	$696,000	$347,000	$1,615,500

Issuance of common stock for acquisition of intellectual property	$—	$—	$22,500

Issuance of notes payable for acquisition of intellectual property	$—	$—	$240,000

The accompanying notes are an integral part of these statements.

FIRST LEVEL ENTERTAINMENT GROUP, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS

NOTE 1 – NATURE OF OPERATIONS AND BASIS OF PRESENTATION

First Level Entertainment Group, Inc. (“Company”) is a development stage company commencing development operations in April, 2010 and has incurred losses since inception totaling ($2,274,764) through May 31, 2013. The Company was incorporated on June 2, 2008 in the State of Florida and established a fiscal year end of August 31st. The Company is a development stage company focusing on social networking applications including mobile and children’s original music.

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

Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted pursuant to such rules and regulations for interim reporting. The Company believes that the disclosures contained herein are adequate to make the information presented not misleading. These financial statements should be read in conjunction with the financial statements and notes thereto included in the Company’s 10K. The financial data for the three and nine month periods presented may not necessarily reflect the results to be anticipated for the complete year ended August 31, 2013.

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

Convertible Note from Related Parties

On April 17, 2012, the Company entered into a Convertible Note with a related entity controlled by our Chief Executive Officer (Steve Adelstein). Under the terms of this Note, the maximum amount to be advanced (from time to time) is $150,000 on or before December 31, 2013. The Note matures on August 31, 2015 including interest of 9% compounded quarterly. Additionally, the Note can be converted into common shares of the Company at $0.09 per common share at the sole discretion of the Note holder and/or assigns. As advances under this Note are at the sole discretion of the holder, there are no assurances that any future advances will be provided. At May 31, 2013, the Note amount of $150,000 was converted to common stock.

FIRST LEVEL ENTERTAINMENT GROUP, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS

Services rendered from Related Parties

From time to time, the Company utilizes services including, but not limited to, consulting, marketing and strategic planning from related parties. During the nine (9) months ended May 31, 2013, the Company remitted shares and cash valued $649,500 of these professional services was performed.

Recent Accounting Pronouncements

The Company has evaluated all the recent accounting pronouncements through June, 2013 and believes that none of them, including those not yet effective, will have a material effect on the financial position or results of operations of the Company.

NOTE 3 – GOING CONCERN

The Company’s financial statements are prepared in accordance with generally accepted accounting principles applicable to a going concern. This contemplates the realization of assets and the liquidation of liabilities in the normal course of business. Currently, the Company does not have material assets that can be liquidated in a timely manner, nor does it have operations or a source of revenue sufficient to cover its operation costs and allow it to continue as a going concern. The Company has a deficit accumulated since inception (June 2, 2008) through May 31, 2013; of ($2,274,264).The Company will be dependent upon the raising of additional capital through placement of our common stock in order to implement its business plan. There can be no assurance that the Company will be successful in either situation in order to continue as a going concern. The Company has funded its initial operations, from inception to May 31, 2013 by way of issuing common shares, advances from related parties and a long term Note arrangement.

These financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts, or amounts and classification of liabilities that might result from this uncertainty.

NOTE 4 – CAPITAL STOCK

On May 31, 2013 the Company authorized a 3:1 Reverse Stock Split the financial statements have been retroactively adjusted to reflect the stock split.

On May 31, 2013 the Company issued 2,333,333 shares of common stock for conversion of debt and services.

From inception (June 2, 2008) through May 31, 2013, the Company has not granted any stock options and warrants.

NOTE 5 – RELATED PARTY TRANSACTIONS

During the period from June 2, 2008 (inception) through August 31, 2011 the former sole officer and director paid incorporation costs of $684 on behalf of the Company. Additionally, other affiliates and related parties have made advances from time to time and at November 30, 2012 and August 31, 2012, the amounts were $11,350 and $0 respectively. These were classified as loans from related parties.

On April 17, 2012, the Company entered into a Convertible Note with a related entity controlled by our Chief Executive Officer (Steve Adelstein). Under the terms of this Note, the maximum amount to be advanced (from time to time) is $150,000 on or before December 31, 2013. The Note matures on August 31, 2015 including interest of 9% compounded quarterly. Additionally, the Note can be converted into common shares of the Company at $0.09 per common share at the sole discretion of the Note holder and/or assigns. As advances under this Note are at the sole discretion of the holder, there are no assurances that any future advances will be provided. At May 31, 2013, the Note amount was converted to common stock.

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

Going Concern

Our financial statements have been prepared on the basis of accounting principles applicable to a going concern. As a result, they do not include adjustments that would be necessary if we were unable to continue as a going concern and would therefore be obligated to realize assets and discharge our liabilities other than in the normal course of operations. As reflected in the accompanying financial statements, the Company is a development stage entity having generated no revenues from inception through May 31, 2013. We have used cash flows in operations of $41,156 from inception (June 2, 2008) to May 31, 2013 and has an accumulated deficit of ($2,274,264) through May 31, 2013.

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

Results for the Three Months Ended May 31, 2013

Revenues. The Company’s revenues for the three months ended May 31, 2013 were $0. Additionally, the Company has not had any revenues from inception (June 2, 2008) to May 31, 2013.

Legal and Accounting Expenses. Legal and Accounting expenses for the three months ended May 31, 2013 were $6,323 as compared to $6,300 for the three months ended May 31, 2012. These increase costs of legal and accounting expenses were a direct result of product development commencing an activity phase whereby additional expenses are required.

General and Administrative Expenses. General and administrative expenses for the three months ended May 31, 2013 were $5,765 as compared to $6,305 for the three months ended May 31, 2012. These expenses are normal and reoccurring for our Company as a development stage entity.

Consulting. Consulting expenses for the three months ended May 31, 2013 were $7,997 as compared to $190,000 for the three months ended May 31, 2012. The substantial decrease of ($182,003) in expenses for the period ended May 31, 2013 were a direct result of the reduced product development.

Compensation. Compensation expense for the three (3) months ended May 31, 2013 was $28,050 as compared to $124,500 for the three (3) months ended May 31, 2012. These decrease in costs of $96,450 were a direct result of reduced development.

Net Loss. Net loss for the three months ended May 31, 2013 was ($51,510) as compared to ($381,605) for the three months ended May 31, 2011. The substantial decrease of net loss of $330,095 was a result of reduced development costs.

Results for the Nine Months Ended May 31, 2013

Revenues. The Company’s revenues for the nine (9) months ended May 31, 2013 were $0. Additionally, the Company has not had any revenues from inception (June 2, 2008) to May 31, 2013.

Legal and Accounting Expenses. Legal and Accounting expenses for the nine (9) months ended May 31, 2013 were $30,793 as compared to $12,300 for the nine (9) months ended May 31, 2012. These increase costs of legal and accounting expenses were a direct result of product development commencing an activity phase whereby additional expenses are required.

General and Administrative Expenses. General and administrative expenses for the nine (9) months ended May 31, 2013 were $14,355 as compared to $12,055 for the nine (9) months ended May 31, 2012. These expenses are normal and reoccurring for our Company as a development stage entity.

Consulting. Consulting expenses for the nine (9) months ended May 31, 2013 were $658,797 as compared to $271,000 for the nine (9) months ended May 31, 2012. The substantial increase of ($387,797) in expenses for the period ended May 31, 2013 were a direct result of product development commencing an activity phase whereby additional expenses are required.

Compensation. Compensation expense for the nine (9) months ended May 31, 2013 was $163,470 as compared to $124,500 for the nine (9) months ended May 31, 2012. These increase costs of $38,970 were a direct result of product development commencing an activity phase of development whereby additional management expenses are required.

Net Loss. Net loss for the nine (9) months ended May 31, 2013 was ($914,249) as compared to ($591,455) for the nine (9) months ended May 31, 2012. The substantial increase of net loss of $322,794 was a result of $35,000 impairment to asset values; and $658,797 expense for consultants entering into the company’s development stage of internet and mobile applications; commencement of management compensation of $163,470 and the balance of increase of net loss $56,982 is a result of the company’s development stage progress of its business plan.

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

As of May 31, 2013, total current assets were $694.

As of May 31, 2013, total current liabilities were $207,458, which consisted of $196,108 for accrued expenses and $-0- of accounts payable. As of August 31, 2012, total current liabilities were $144,424, which consisted of $136,924 of accrued expenses and $7,500 of accounts payable. We had net working capital deficit of ($206,764) as of May 31, 2013, compared to net working deficit capital of ($140,015) at August 31, 2012.

During the nine months ended May 31, 2013, our operating activities used cash of $3,715

Material Commitments

The Company does not have any material commitments as of May 31, 2013.

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

PART II OTHER INFORMATION

Item 1. Legal Proceeding.

None.

Item 1A. Risk Factors.

Not required for smaller reporting companies.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

On May 31, 2013 the Company authorized a 3:1 Reverse Stock Split the financial statements have been retroactively adjusted to reflect the stock split.

On May 31, 2013 the Company issued 2,333,333 shares of common stock for conversion of debt and services.

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