Form 10-K
period 2013-08-31
FIRST LEVEL ENTERTAINMENT GROUP, INC.
filed 2014-04-14
CIK 1503227

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

[X]  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended August 31, 2013

or

[   ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______________ to _______________

Commission file number 333-170016

FIRST LEVEL ENTERTAINMENT GROUP, INC.

(Exact name of registrant as specified in its charter)

Florida	90-0599877
State or other jurisdiction of incorporation or organization	(I.R.S. Employer Identification No.)

303 South Andrew Ave. #203 Fort Lauderdale FL	33301
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code 954-599-3672

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to section 12(g) of the Act:

Common Stock

(Title of class)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

☒Yes   ☐ No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).

☒ Yes   ☐ No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☒

As of March 7, 2014 issuer had 31,200,000 shares of common stock issued and outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

None.

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING INFORMATION

The Business section and other parts of this Annual Report on Form 10-K (“Form 10-K”) contain forward-looking statements that involve risks and uncertainties. Many of the forward-looking statements are located in “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” Forward-looking statements provide current expectations of future events based on certain assumptions and include any statement that does not directly relate to any current or historical fact. Forward-looking statements can also be identified by words such as “anticipates,” “believes,” “estimates,” “expects,” “intends,” “plans,” “predicts,” and similar terms. Forward-looking statements are not guarantees of future performance and the Company’s actual results may differ significantly from the results discussed in the forward-looking statements. Factors that might cause such differences include, but are not limited to, those discussed in the subsection entitled “Risk Factors” under Part I, Item 1A of this Form 10-K. The Company assumes no obligation to revise or update any forward-looking statements for any reason, except as required by law.

PART I

Item 1. Business

We are a development stage company incorporated in the state of Florida in June, 2008. The current focus of our development stage company has the primary focus of developing mobile applications as follows:

1) VIP Wink

VIP Wink is a patent pending mobile application which will be available for iTunes and Android phones in the second quarter of 2014. The VIP Wink mobile application will empower individuals, brands and any others (VIP’s) with a significant Twitter following to monetize their fans, and differentiate the casual from the most passionate follower. The VIP Wink app seamlessly integrates into the “VIP’s” existing Twitter account and gives them control over their original content.

Through the VIP Wink mobile application, any “VIP” will be able to delay their Tweets to their existing Twitter network and reward their most passionate “followers” with immediate access to exclusive content or offers. Through the VIP Wink platform, these “VIP’s” of the social world can offer premium content via a paid subscription based model. The premium content will be locked out to all non-subscribers and available on a time delay set by the “VIP” via admin functionality. VIP WINK will finally enable all of Twitter’s most followed individuals and brands to monetize, identify, and capture direct contact data from their true fans. This application is conceptually being developed for beta testing in the second quarter of 2014.

VIP WINK has executed agreements with a selective roster of VIP celebrities, athletes, branded products and others for our beta testing of our functioning prototype. The preliminary roster of VIP WINK has approximately 20,000,000 followers on TwitterTM as of February 28, 2014. We continuously are in negotiations to execute further agreements to coincide with our development of this application.

2) MobileSonarsTM

Mobile Sonars is a white label mobile application, that through questionnaire for any location that is “pushed” to the user when they arrive matching is then determined. If activated and at the geo-location a user is then matched with others who have answered the questions in a similar manner based on a pre-determined or user selected threshold. Mobile Sonars will allow a partner site to monetize an ever growing database of users that are on property or at the event in real time. Which will allow them to offer deals, discounts, and coupons while users are both their and not there. Allow users to connect to others at a specific location and only that location or event, who match specific criteria.

Promotion and Advertising

We intend to initially rely upon point of purchase promotions, trade magazines, public relations and the internet to promote our products. Point of purchase promotional advertising will constitute the most significant portion of our promotion and advertising activities. This will include sampling programs, displays and brochures which we intend to provide to each retail outlet for our products in an effort to get customers to try our product. We will rely on public relations to trade publications to enhance retailer awareness of our products. Internet will be utilized for consumer awareness and retailer awareness purposes.

Trademarks, Patents and Intellectual Property

We protect our intellectual property rights by relying on federal, state and common law rights, as well as contractual restrictions. We control access to our proprietary technology by entering into confidentiality and invention assignment agreements with our employees and contractors, and confidentiality agreements with third parties.

We expect to seek trademark protection for our products as soon as each product trademark is selected, as well as trademark protection for any advertising slogans we adopt. We will do a search of existing trademarks prior to selecting trademarks for our products. We believe that trademark protection will be important to brand name recognition and distributor and consumer loyalty to our products. We intend to register our important trademarks in the United States. We will use our best efforts to maintain the confidentiality of our product recipes through confidentiality agreements and physical security but do not anticipate that it will be possible to secure patents for our products or prevent competitors from developing similar products.

Government Regulation

We are subject to a number of foreign and domestic laws and regulations that affect companies conducting business on the Internet. As a company in a new and rapidly innovating industry, we are exposed to the risk that many of these laws may evolve or be interpreted by regulators or in the courts in ways that could materially affect our business. These laws and regulations may involve taxation, unclaimed property, intellectual property, product liability, travel, distribution, electronic contracts and other communications, competition, consumer protection, the provision of various online payment and point of sale services, employee, merchant and customer privacy and data security or other areas.

There are also a number of legislative proposals pending before the U.S. Congress, various state legislative bodies and foreign governments that could affect us, and our global operations may be constrained by regulatory regimes and laws in Europe and other jurisdictions outside the United States that may be more restrictive and adversely impact our business.

Competition

We anticipate that larger, more established companies may directly compete with us over time. Many of our current and potential competitors have longer operating histories, significantly greater financial, technical, marketing and other resources and larger customer bases than we do. These factors may allow our competitors to benefit from their existing customer base with lower acquisition costs or to respond more quickly than we can to new or emerging technologies and changes in customer requirements. These competitors may engage in more extensive research and development efforts, undertake more far-reaching marketing campaigns and adopt more aggressive pricing policies, which may allow them to build a larger subscriber base or to monetize that subscriber base more effectively than we do. Our competitors may develop products or services that are similar to our products and services or that achieve greater market acceptance than our products and services.

Employees

As of August 31, 2013 and 2012, we have no full-time employees. All activities to date have been undertaken by our officers as needed. Our officers do not currently spend all of their time on our business and estimate they devote approximately 15% of their business time on the business of the Company. We anticipate that we will begin hiring employees as needed to support our business.

Management

The following table provides information on our executive officers and directors:

Name	Age	Positions
Steve Adelstein	66	Chairman of the Board and Chief Executive Officer
Robert Hussey	64	President, director
Steven Berman	50	Chief Operating Officer, director
Alfred Fernandez	50	Chief Financial Officer, director

Steve Adelstein.  Mr. Adelstein has served as our Chairman of the Board of Directors and Chief Executive Officer since April 2012. Mr. Adelstein has a financial background and is an inactive Certified Public Accountant. Mr. Adelstein has been an investor, founder, officer, director and/or consultant in several start-up development stage companies over the past five years including, but not limited to EcoLiveGreen Corp., Buyrite Club Corp. and Wellesley Capital Management Corp. Additionally, Mr. Adelstein over the past five years was an acting financial consultant to several public and private entities.

Robert F. Hussey.  Mr. Hussey is a seasoned financial, marketing and operations executive in sectors including packaged goods, financial services and advertising.  In recent years, Mr. Hussey has focused on advising private equity and institutional investors in these industries, and in special situations. He serves on the Board of Amphion Capital, Amphion Capital Advisors, and CPX Interactive Inc., a leading global digital media company.

Among his accomplishments are the founding, NASDAQ IPO and ultimate sale to Heritage Media/News Corp, of POP Radio Corp, which under Mr. Hussey’s leadership became the country’s largest direct broadcast satellite (DBS) network. In 2012/13, Mr. Hussey headed up Hipcricket.com, as CEO, a leading mobile marketing & advertising firm based in NYC and Seattle.  Bob is also a founding investor in Moonit.com, Apple Store’s #1 social media astrological based relationship management App.

Bob received his MBA from George Washington University and his undergraduate degree from Georgetown University, where he has served on their Board of Regents.

Steven Berman.  Mr. Berman has served as our Chief Operating Officer and a member of our Board of Directors since February 2012.  For the past five years, Mr. Berman has been an independent consultant to various entities having the primary focus of development stage planning including, but not limited to, Deepstacks.com and Playbook.com from time to time. Additionally, Mr. Berman was Co-founder and Vice President of River Gaming, LLC from August 2004 to August 2008.

Alfred Fernandez.  Mr. Fernandez has served as Chief Financial Officer since August 2011 and a member of our Board of Directors since July 2010.  From July 2010 until August 2011 he also served as our sole officer and director.  Mr. Fernandez also acts as a consultant to several privately held entities .Mr. Fernandez has served as Chief Financial Officer of MediaNet Group Technologies, Inc., a publicly held company, from July 2007 to July, 2010. Prior to joining the MediaNet Group Technologies, Inc., Mr. Fernandez served as Chief Financial Officer of Money Express Financial Corp., a privately traded international money service company from 2004 to May 2007. Mr. Fernandez is an active CPA and has a J.D. from Seton Hall University and a B.A. in Accounting from Rutgers University

Additional information on our Board of Directors and management, including compensation arrangements, can be found in our Annual Report on Form 10-K for the year ended August 31, 2013 to be filed with the SEC.  Please see “Where You Can Find Additional Information” appearing earlier in this Memorandum.

Available Information

The Company electronically files reports with the SEC. The public may read and copy any materials the Company has filed with the SEC at the SEC’s Public Reference Room at 100 F Street, N.E., Washington, D.C. 20549. The public may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. In addition, the SEC maintains an Internet site (www.sec.gov) that contains reports, proxy and information statements and other information regarding issuers that file electronically with the SEC. Copies of the Company’s Annual Report on Form 10-K, Quarterly Reports on Form 10-Q and Current Reports on Form 8-K and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934 are also available free of charge through the Company’s website, as soon as reasonably practicable after electronically filing with or otherwise furnishing such information to the SEC, and are available in print to any stockholder who requests it. The Company’s Code of Conduct, Corporate Governance Guidelines and committee charters are also posted on the site.

Item 1A.  Risk Factors

Not required.

Item 1B.  Unresolved Staff Comments

None.

Item 2.  Properties

As of August 31, 2013 and 2012, the Company did not lease or own any properties. Currently, the Company utilizes the offices of Steve Adelstein, our Chief Executive Officer and Chairman of the Board of Directors, at no cost to the Company and is included in consulting fees charged by the Chairman to the Company for services performed.

Item 3.  Legal Proceedings

The Company is not a party to, and its property is not the subject of, any material pending legal proceedings.

Item 4.  Mine Safety Disclosures

Not applicable.

PART II

Item 5.  Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information

As of August 31, 2013 and 2012, there were approximately 50 shareholders of record of the Company’s Common Stock.

Dividends and Dividend Policy

The Company did not declare or pay cash dividends in either fiscal year 2013 or 2012. The Company anticipates that, for the foreseeable future, it will retain any earnings for use in the operation of its business.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

None.

Equity Compensation Plan Information as of August 31, 2013 and 2012

We have made individual grants of shares of our common stock from time to time as compensation to directors, officers and advisors. Such grants are not approved by the shareholders.

Item 6.  Selected Financial Data.

Not applicable.

Item 7.  Management’s Discussions and Analysis of Financial Condition and Results of Operations.

Results of Operations

In the twelve months ended August 31, 2012 we had $-0- in sales of products and $-0- in cost of sales. Legal and accounting fees were $32,087.  Selling, general and administrative expenses were $389,563.  Consulting and software development costs were $22,757. Interest expense was $11,924 and impairment expense was $262,500. As a result we recorded a net loss of $654,688 in the twelve months ended August 31, 2012.

In the twelve months ended August 31, 2013 we had $-0- in sales of products and $-0- in cost of sales. Legal and accounting fees were $57,543.  Selling, general and administrative expenses were $321,677.  Consulting and software development costs were $10,343. Interest expense was $11,834 and impairment expense was $-0-. As a result we recorded a net loss of $401,397 in the twelve months ended August 31, 2013.

Liquidity and Capital Resources

During the twelve months ended August 31, 2013, working capital decreased $176,397 to a deficit of $316,385 from a deficit of $139,988.  The primary reason for the decrease was the decrease in cash of $4,183 and an increase in accounts payable of $6,901 and accrued expenses of $128,214 offset by the increase in due to shareholder of $45,350. During this same period, stockholders’ equity decreased by $88,897 as a result of net losses incurred during the fiscal year.

Cash flows

Net cash used in operating activities was $49,533 for the twelve months ended August 31, 2013. In the 2013 period cash was used by our loss from operations, offset by increases in accounts payable and accrued expenses and common stock issued for services.

Net cash used in operating activities was $44,564 for the twelve months ended August 31, 2012. In the 2012 period cash was used by our loss from operations and increases in accounts payable offset by cash provided by our increases in accrued expenses, common stock issued for services and impairment expenses.

Net cash provided by financing activities for the twelve months ended August 31, 2013 was $45,350 and reflects proceeds we received from our chief executive officer.

Net cash provided by financing activities for the twelve months ended August 31, 2012 was $48,900 and reflects proceeds we received from our chief executive officer.

Recent Financing Transactions

The Company is currently a development stage company and its continued existence is dependent upon the Company’s ability to resolve its liquidity problems, principally by obtaining additional debt financing and/or equity capital.  The Company has yet to generate a significant internal cash flow, and until sales of products increase from current levels, the Company is highly dependent upon debt and equity funding, should continuing debt and equity funding requirements not be met the Company’s operations may cease to exist.

Critical Accounting Policies and Estimates

Management’s discussion and analysis of its financial condition and results of operations is based upon our consolidated financial statements, which have been prepared in accordance with U.S. generally accepted accounting principles. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenue and expenses, and related disclosure of contingent assets and liabilities. On an on-going basis, we evaluate our estimates, including those related to the reported amounts of revenues and expenses and the valuation of our assets and contingencies. We believe our estimates and assumptions to be reasonable under the circumstances. However, actual results could differ from those estimates under different assumptions or conditions. Our financial statements are based on the assumption that we will continue as a going concern. If we are unable to continue as a going concern we would experience additional losses from the write-down of assets.

Going Concern

The Company is currently a development stage company and its continued existence is dependent upon the Company’s ability to resolve its liquidity problems, principally by obtaining additional debt financing and/or equity capital.  The Company has yet to generate a significant internal cash flow, and until sales of products increase from current levels, the Company is highly dependent upon debt and equity funding, should continuing debt and equity funding requirements not be met the Company’s operations may cease to exist.

New Accounting Pronouncements

The company has adopted all recently issued accounting pronouncements.  The adoption of the accounting pronouncements, including those not yet effective, is not anticipated to have a material effect on the financial position or results of operations of the Company.

Item 7A.  Quantitative and Qualitative Disclosures About Market Risk

Not applicable.

Item 8.  Financial Statements and Supplementary Data

FIRST LEVEL ENTERTAINMENT GROUP, INC.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors

First Level Entertainment Group, Inc.

(A Development Stage Company)

We have audited the accompanying consolidated balance sheets of First Level Entertainment Group, Inc. (“the Company”) as of August 31, 2013 and 2012, and the related consolidated statements of operations, stockholders’ deficit and cash flows for the years then ended.  These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion the consolidated financial statements referred to above present fairly, in all material respects, the financial position of First Level Entertainment Group, Inc. as of August 31, 2013 and 2012, and the results of its operations and cash flows for the years then ended, in conformity with U.S. generally accepted accounting principles.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. The Company will need additional working capital to service its debt and for its planned activities, which raises substantial doubt about its ability to continue as a going concern. Management’s plans concerning these matters are also described in the notes to the consolidated financial statements. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Sadler Gibb, LLC

Salt Lake City, UT

March 31, 2014

FIRST LEVEL ENTERTAINMENT GROUP, INC.

(A Development Stage Company)

Consolidated Balance Sheets

	August 31, 2013	August 31, 2012

ASSETS

CURRENT ASSETS

Cash	$253	$4,436

Total Current Assets	253	4,436

LIABILITIES AND STOCKHOLDERS’ DEFICIT

CURRENT LIABILITIES

Accounts payable and accrued expenses	$1,500	$7,500
Accrued expenses	265,138	136,924
Advances from related parties	50,000	—

Total current liabilities	316,638	144,424

LONG-TERM LIABILITIES

Note payable - related party	—	87,500

Total Liabilities	316,638	231,924

STOCKHOLDERS’ DEFICIT

Preferred stock, $0.001 par value, 10,000,000 shares authorized, no shares issued and outstanding	—	—
Common stock, $0.001 par value, 25,000,000 shares authorized, 30,000,000 and 17,500,000 shares issued and outstanding	30,000	17,500
Additional paid-in capital	1,135,000	835,000
Deficit accumulated during the exploration stage	(1,481,385)	(1,079,988)

Total Stockholders’ Deficit	(316,385)	(227,488)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$253	$4,436

The accompanying notes are an integral part of these consolidated financial statements.

FIRST LEVEL ENTERTAINMENT GROUP, INC.

(A Development Stage Company)

Consolidated Statements of Operations

			From Inception
			on June 2,
	For the Years Ended		2008 Through
	August 31,		August 31,
	2013	2012	2013

REVENUE	$—	$—	$—

OPERATING EXPENSES

Legal and accounting	57,543	32,087	109,030
Consulting and software development	321,677	325,420	1,044,597
General and administrative	10,343	22,757	41,500

Total Operating Expenses	389,563	380,264	1,195,127

LOSS FROM OPERATIONS	(389,563)	(380,264)	(1,195,127)

OTHER INCOME (EXPENSES)

Interest expense	(11,834)	(11,924)	(23,758)
Impairment expense	—	(262,500)	(262,500)

Total Other Income (Expenses)	(11,834)	(274,424)	(286,258)

LOSS BEFORE INCOME TAXES	(401,397)	(654,688)	(1,481,385)
PROVISION FOR INCOME TAXES	—	—	—

NET LOSS	$(401,397)	$(654,688)	$(1,481,385)

BASIC AND DILUTED LOSS PER SHARE	$(0.02)	$(0.05)

BASIC AND DILUTED WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING	21,987,215	12,431,840

The accompanying notes are an integral part of these consolidated financial statements.

FIRST LEVEL ENTERTAINMENT GROUP, INC.

(A Development Stage Company)

Consolidated Statement of Changes in Stockholders’ Deficit

			Additional
	Common Stock		Paid-in	Accumulated
	Shares	Amount	Capital	Deficit	Total

Balance, June 2, 2008 (inception)	—	$—	$—	$—	$—

Common stock issued for cash at $0.015 per share	333,333	333	4,667	—	5,000

Common stock issued for intellectual property at $0.015 per share	1,500,000	1,500	21,000	—	22,500

Net loss for the period from inception on June 2, 2008 through August 31, 2010	—	—	—	(6,384)	(6,384)

Balance, August 31, 2010	1,833,333	1,833	25,667	(6,384)	21,116

Common stock issued for debt at $0.075 per share	3,200,000	3,200	236,800	—	240,000

Common stock issued for debt at $0.075 per share	166,667	167	12,333	—	12,500

Common stock issued for services at $0.075 per share	5,300,000	5,300	392,200	—	397,500

Net loss for the year ended August 31, 2011	—	—	—	(418,916)	(418,916)

Balance, August 31, 2011	10,500,000	10,500	667,000	(425,300)	252,200

Common stock issued for debt at $0.025 per share	306,668	307	7,360	—	7,667

Common stock issued for services at $0.025 per share	6,693,332	6,693	160,640	—	167,333

Net loss for the year ended August 31, 2012	—	—	—	(654,688)	(654,688)

Balance, August 31, 2012	17,500,000	$17,500	$835,000	$(1,079,988)	$(227,488)

Common stock issued for debt at $0.025 per share	3,590,000	3,590	86,160	—	89,750

Common stock issued for services at $0.025 per share	8,910,000	8,910	213,840	—	222,750

Net loss for the year ended August 31, 2013	—	—	—	(401,397)	(401,397)

Balance, August 31, 2013	30,000,000	$30,000	$1,135,000	$(1,481,385)	$(316,385)

The accompanying notes are an integral part of these consolidated financial statements.

FIRST LEVEL ENTERTAINMENT GROUP, INC.

(A Development Stage Company)

Consolidated Statements of Cash Flows

			From Inception
			on June 2,
	For the Years Ended		2008 Through
	August 31,		August 31,
	2013	2013	2013

CASH FLOWS FROM OPERATING ACTIVITIES

Net loss	$(401,397)	$(654,688)	$(1,481,385)
Adjustments to reconcile net loss to net cash used in operating activities:
Impairment of intellectual assets, net	—	262,500	262,500
Expenses paid on behalf of the company	6,901	45,867	65,668
Stock issued for services	222,749	167,333	787,582
Changes in operating assets and liabilities:
Accounts payable and accrued expenses	122,214	134,424	266,638

Net Cash Used in Operating Activities	(49,533)	(44,564)	(98,997)

CASH FLOWS FROM INVESTING ACTIVITIES	—	—	—

CASH FLOWS FROM FINANCING ACTIVITIES

Proceeds from related party debt	45,350	56,800	102,150
Payments on related party debt	—	(7,900)	(7,900)
Common stock issued for cash	—	—	5,000

Net Cash Provided by Financing Activities	45,350	48,900	99,250

NET INCREASE (DECREASE) IN CASH	(4,183)	4,336	253
CASH AT BEGINNING OF PERIOD	4,436	100	—

CASH AT END OF PERIOD	$253	$4,436	$253

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION

CASH PAID FOR:
Interest	$—	$—	$—
Income Taxes	$—	$—	$—

NON-CASH FINANCING AND INVESTING ACTIVITIES
Stock issued for intellectual property	$—	$—	$262,500
Stock issued for debt	$89,751	$7,667	$109,918

The accompanying notes are an integral part of these consolidated financial statements.

FIRST LEVEL ENTERTAINMENT GROUP, INC.

(A Development Stage Company)

Notes to Consolidated Financial Statements

August 31, 2013 and 2012

NOTE 1 – NATURE OF OPERATIONS AND BASIS OF PRESENTATION

First Level Entertainment Group, Inc. (“the Company”), formerly known as Sound Kitchen Entertainment Group, Inc., is in the development stage commencing operations in February 1, 2012 and has incurred losses since entering the development stage totaling $1,481,385.  The Company was incorporated on June 2, 2008 in the State of Florida and established a fiscal year end of August 31.  The Company is in the entertainment business presently focusing on mobile applications. The Company has following wholly-owned subsidiaries: i) Mobile Sonars Inc.; ii) Am I There Inc.; iii) Message Attic Corp.

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

Principles of Consolidation

The consolidated financial statements include the financial statements of the Company and its subsidiaries.  All significant intercompany balances and transactions within the Company and subsidiary have been eliminated upon consolidation.

Development Stage Company

The Company has not earned any revenue from operations.  Accordingly, the Company’s activities have been accounted for as those of a “Development Stage Enterprise” as set forth in ASC Topic 915.  Among the disclosures required by ASC 915 are that the Company’s consolidated financial statements be identified as those of a development stage company, and that the statements of operations, stockholders’ equity (deficit) and cash flows disclose activity since the date of the Company’s inception or entering the development stage.

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

Intellectual Property

The Company, on July 31, 2010, acquired intellectual property consisting of thirty-five (35) children’s songs. The intellectual property acquired included all rights, title and interest and therefore the Company has title of one hundred percent (100%) ownership to the thirty-five (35) children’s songs. The Company begins amortizing intellectual property costs, using the straight-line method over the estimated useful life of 3 years, once it is put into service. As of August 31, 2013 and August 31, 2012, the intellectual properties have been abandoned and fully impaired.

FIRST LEVEL ENTERTAINMENT GROUP, INC.

(A Development Stage Company)

Notes to Consolidated Financial Statements

August 31, 2013 and 2012

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Long-Lived Assets

In accordance with ASC 360-10-05-4 “Property, Plant, and Equipment-Impairment or Disposal of Long-Lived Assets”, which was previously Financial Accounting SFAS No.144, “Accounting for the Impairment or Disposal of Long-lived Assets”, the Company assesses long-lived assets, such as property and equipment and intangible assets subject to amortization, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset group may not be fully recoverable. Recoverability of asset groups to be held and used in measured by a comparison of the carrying amount of an asset group to estimated undiscounted future cash flows expected to be generated by the asset group. If the carrying amount exceeds its estimated future cash flows, an impairment charge is recognized by the amount by which the carrying amount of an asset group exceeds the fair value of the asset group. The Company evaluates its long-lived assets for impairment on at least an annual basis. The Company recorded impairment charges of $-0- and $262,500 during the fiscal years ended August 31, 2013 and 2012, respectively.

Fair Value Measurements

The fair value of a financial instrument is the amount that could be received upon the sale of an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. Financial assets are marked to bid prices and financial liabilities are marked to offer prices. Fair value measurements do not include transaction costs. A fair value hierarchy is used to prioritize the quality and reliability of the information used to determine fair values. Categorization within the fair value hierarchy is based on the lowest level of input that is significant to the fair value measurement. The fair value hierarchy is defined into the following three categories:

Level 1: Quoted market prices in active markets for identical assets or liabilities

Level 2: Observable market-based inputs or inputs that are corroborated by market data

Level 3: Unobservable inputs that are not corroborated by market data

Income Taxes

The Company follows the liability method of accounting for income taxes in accordance with ASC Topic 740. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the consolidated financial statement carrying amounts of existing assets and liabilities and their respective tax balances.  Deferred tax assets and liabilities are measured using enacted or substantially enacted tax rates expected to apply to the taxable income in the years in which those differences are expected to be recovered or settled.  Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets will not be realized.  The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the date of enactment.

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

FIRST LEVEL ENTERTAINMENT GROUP, INC.

(A Development Stage Company)

Notes to Consolidated Financial Statements

August 31, 2013 and 2012

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Basic and Diluted Net Loss per Common Share

Basic loss per share is calculated by dividing the Company’s net loss applicable to common stockholders by the weighted average number of common shares during the period. Diluted loss per share is calculated by dividing the Company’s net loss available to common stockholders by the diluted weighted average number of shares outstanding during the year. The diluted weighted average number of shares outstanding is adjusted for any potentially dilutive debt or equity. There are no such common stock equivalents outstanding as of August 31, 2013 or 2012 which were excluded from the calculation of diluted loss per common share as their effect would have been anti-dilutive.

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

Consulting and Software Development

The company expenses consulting and software development (including research and development) as incurred. The company has had consulting and software development expenses of $321,677 for the year ended August 31, 2013 and $325,420 for the year ended August 31, 2012.

Stock-based Compensation

The Company follows the provisions of ASC 718, “Share-Based Payment.” which requires all share-based payments to employees, including grants of employee stock options, to be recognized in the income statement based on their fair values.  The Company uses the Black-Scholes pricing model for determining the fair value of stock based compensation.

The Company accounts for non-employee share-based awards based upon ASC 505-50, “Equity-Based Payments to Non-Employees.”  ASC 505-50 requires the costs of goods and services received in exchange for an award of equity instruments to be recognized using the fair value of the goods and services or the fair value of the equity award, whichever is more reliably measurable. The fair value of the equity award is determined on the measurement date, which is the earlier of the date that a performance commitment is reached or the date that performance is complete.  Generally, our awards do not entail performance commitments.  When an award vests over time such that performance occurs over multiple reporting periods, we estimate the fair value of the award as of the end of each reporting period and recognize an appropriate portion of the cost based on the fair value on that date.  When the award vests, we adjust the cost previously recognized so that the cost ultimately recognized is equivalent to the fair value on the date the performance is complete.

The Company recognizes the cost associated with share-based awards that have a graded vesting schedule on a straight-line basis over the requisite service period of the entire award.

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

FIRST LEVEL ENTERTAINMENT GROUP, INC.

(A Development Stage Company)

Notes to Consolidated Financial Statements

August 31, 2013 and 2012

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Recent Accounting Pronouncements

The Company has evaluated all the recent accounting pronouncements through August 31, 2013 and believes that none of them, including those not yet effective, will have a material effect on the financial position or results of operations of the Company.

NOTE 3 – GOING CONCERN

The Company’s consolidated financial statements are prepared in accordance with generally accepted accounting principles applicable to a going concern.  This contemplates the realization of assets and the liquidation of liabilities in the normal course of business.  Currently, the Company does not have material assets, nor does it have operations or a source of revenue sufficient to cover its operation costs and allow it to continue as a going concern.  The Company has a deficit accumulated since inception (June 2, 2008) through August 31, 2013 of ($1,481,385).  The Company will be dependent upon the raising of additional capital through placement of our common stock in order to implement its business plan.  There can be no assurance that the Company will be successful in either situation in order to continue as a going concern.  The Company has funded its initial operations, from inception to August 31, 2013, by way of issuing common shares and advances from related parties.  As of August 31, 2013, the Company had issued 30,000,000 (post stock-split) common shares.  These consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts, or amounts and classification of liabilities that might result from this uncertainty.

NOTE 4 – RELATED PARTY TRANSACTIONS

On April 17, 2012, the Company entered into a convertible note with an affiliated company (Venture Capital Clinic Corp.) owned by the Company’s Chief Executive Officer and Chairman of the Board of Directors, Steve Adelstein. The note is for a maximum amount of $150,000 (determined from time to time as advances are made) having a stated interest rate of nine percent and is convertible into common shares at $0.03 per share at the sole discretion of the note holder. Both principal and interest are due August 31, 2015 and can be prepaid without penalty. At August 31, 2012, the principal balance of the note outstanding was $87,500 with accrued interest of approximately $2,500. On May 31, 2013, the note amount was converted to common stock, leaving an outstanding balance of principal and interest of $-0- at August 31, 2013.

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

NOTE 5 – STOCKHOLDERS’ DEFICIT

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

FIRST LEVEL ENTERTAINMENT GROUP, INC.

(A Development Stage Company)

Notes to Consolidated Financial Statements

August 31, 2013 and 2012

NOTE 5 – STOCKHOLDERS’ DEFICIT (CONTINUED)

On May 31, 2013 the Company authorized a 3:1 Reverse Stock Split the financial statements have been retroactively adjusted to reflect the stock split. From inception (June 2, 2008) through August 31, 2013, the Company has not granted any stock options and warrants.

During the year ended August 31, 2012, the Company issued 306,668 (post stock-split) shares of common stock valued at $0.025 per share in extinguishment of related party notes and advances payable. The total value of shares issued was $7,667 and no gain or loss on extinguishment was recognized in the transaction.  The Company also issued 6,693,332 (post stock-split) shares of common stock valued at $0.025 per share for services valued at $167,333.  The value of the shares was based on the most recent share price of common stock issued for cash to non-related parties.

During the year ended August 31, 2013, the Company issued 3,590,000 (post stock-split) shares of common stock valued at $0.025 per share in extinguishment of related party notes and advances payable. The total value of shares issued was $89,751 and no gain or loss on extinguishment was recognized in the transaction.  The Company also issued 8,910,000 (post stock-split) shares of common stock valued at $0.025 per share for services valued at $222,749.  The value of the shares was based on the most recent share price of common stock issued for cash to non-related parties.

NOTE 6 – INCOME TAXES

Net deferred tax assets consist of the following components:

	August 31, 2013	August 31, 2012
Deferred tax asset:
Net operating loss carryforwards	$(585,147)	$(426,595)
Common stock issued for services	316,032	228,047
Impairment expense	103,688	103,688
Valuation allowance	165,427	94,861
Net deferred tax asset	$—	$—

The income tax provision differs from the amount of income tax determined by applying the U.S. federal and state income statutory tax rates to pretax income (loss) from continuing operations as follows:

	August 31, 2013	August 31, 2012
Tax benefit at statutory rates	$(158,552)	$(258,602)
Common stock issued for services	87,986	66,097
Impairment expense	—	103,688
Change in valuation allowance	70,566	88,818
Net provision for income taxes	$—	$—

The Company has accumulated net operating loss carryovers of approximately $585,147 as of August 31, 2013 which are available to reduce future taxable income.  Due to the change in ownership provisions of the Tax Reform Act of 1986, net operating loss carry forwards for federal income tax reporting purposes may be subject to annual limitations. A change in ownership may limit the utilization of the net operating loss carry forwards in future years. The tax losses begin to expire in 2033.

NOTE 7 – SUBSEQUENT EVENTS

On November 30, 2013 the Company issued 1,200,000 shares of common stock for services valued at $30,000.

We have evaluated events and transactions that occurred subsequent to August 31, 2013 through the date of this report, the date the consolidated financial statements were issued, for potential recognition or disclosure in the accompanying consolidated financial statements.

Item 9.  Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

Engagement of New Independent Registered Public Accounting Firm.

On October 17, 2013, the Board of Directors approved the appointment of Sadler, Gibb & Associates LLC as the independent registered public accounting firm of the Company.

During the Company’s two most recent fiscal years and the subsequent interim periods preceding Sadler, Gibb & Associates LLC engagement, neither the Company nor anyone on behalf of the Company consulted with Sadler, Gibb & Associates LLC regarding the application of accounting principles to any specific completed or contemplated transaction, or the type of audit opinion that might be rendered on the Company’s financial statements, and Sadler, Gibb & Associates LLC did not provide any written or oral advice that was an important factor considered by the Company in reaching a decision as to any accounting, auditing or financial reporting issue or any matter that was the subject of a “disagreement” or a “reportable event,” as such terms are defined in Item 304(a)(1) of Regulation S-K.

Item9A.  Controls and Procedures.

Disclosure controls and procedures

Under the direction of our Principal Executive Officer and Principal Financial Officer, we evaluated our disclosure controls and procedures as of August 31, 2013. Our Principal Executive Officer and Principal Financial Officer concluded that our disclosure controls and procedures were not effective as of August 31, 2013 and 2012.

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

As required by SEC Rule 13a-15(b), we carried out an evaluation, under the supervision and with the participation of our management, including our President and Treasurer, of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of our fourth fiscal quarter covered by this report. Based on the foregoing, our President and Treasurer concluded that our disclosure controls and procedures were not effective.  It should be noted that the design of any system of controls is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions, regardless of how remote.

MANAGEMENT’S REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

Our management of is responsible for establishing and maintaining adequate internal control over financial reporting.  Internal control over financial reporting is defined in Rule 13a-15(f) or 15d-15(f) promulgated under the Securities Exchange Act of 1934 as a process designed by, or under the supervision of, the Company’s principal executive and financial officer and effected by the Company’s board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles and includes those policies and procedures that:

•	Pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of the assets of the Company;

•

Provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the Company are being made only in accordance with authorizations of management and directors of the Company; and

•

Provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the Company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

The Company’s management assessed the effectiveness of the Company’s internal control over financial reporting as of August 31, 2013.  In making this assessment, the Company’s management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control-Integrated Framework.  The COSO framework is based upon five integrated components of control: control environment, risk assessment, control activities, information and communications and ongoing monitoring.

Based on the assessment performed, management has concluded that the Company’s internal control over financial reporting, as of August 31, 2013 and 2012, is not effective to provide reasonable assurance regarding the reliability of its financial reporting and the preparation of its financial statements in accordance with generally accepted accounting principles.  Further, management has identified material weaknesses in internal control over financial reporting as of August 31, 2013 and 2012.

Based on an evaluation under the supervision and with the participation of the Company’s management, the Company’s principal executive officer and principal financial officer has concluded that the Company’s disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act were not effective as of August 31, 2013 and 2012 (the “Evaluation Dates”), to ensure that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission rules and forms and (ii) accumulated and communicated to the Company’s management, including its principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.  Each of the following is deemed a material weakness in our internal control over financial reporting:

•

We do not have an audit committee.  While we are not currently obligated to have an audit committee, including a member who is an “audit committee financial expert,” as defined in Item 407 of Regulation S-K, under applicable regulations or listing standards; however, it is management’s view that such a committee is an important internal control over financial reporting, the lack of which may result in ineffective oversight in the establishment and monitoring of internal controls and procedures.

•

We did not maintain proper segregation of duties for the preparation of our financial statements.  We currently have only one officer overseeing all transactions.  This has resulted in several deficiencies, including the lack of control over preparation of financial statements and proper application of accounting

Management believes that the material weaknesses set forth in the two items above did not have an effect on our financial results. However, management believes that the lack of a functioning audit committee results in ineffective oversight in the establishment and monitoring of required internal controls and procedures, which could result in a material misstatement in our consolidated financial statements in future periods.

Management’s Remediation Initiatives

In an effort to remediate the identified material weaknesses and other deficiencies and enhance our internal controls, we plan to initiate the following series of measures once we have the financial resources to do so:

We will create a position to segregate duties consistent with control objectives and will increase our personnel resources and technical accounting expertise within the accounting function when funds are available to us. And, we plan to appoint one or more outside directors to an audit committee resulting in a fully functioning audit committee, which will undertake the oversight in the establishment and monitoring of required internal controls and procedures, such as reviewing and approving estimates and assumptions made by management when funds are available to us.

Management believes that the appointment of outside directors to a fully functioning audit committee, would remedy the lack of a functioning audit committee.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal controls over financial reporting that occurred during the period covered by this report, which were identified in connection with management’s evaluation required by paragraph (d) of Rules 13a-15 and 15d-15 under the Exchange Act, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

This quarterly report does not include an attestation report of the Company’s registered independent public accounting firm regarding internal control over financial reporting.  Management’s report was not subject to attestation by the Company’s independent registered public accounting firm pursuant to temporary rules of the SEC that permit the Company to provide only management’s report in this quarterly report.

Item 9B.  Other Information

None.

PART III

Item 10.  Directors and Executive Officers and Corporate Governance

Steve Adelstein, Chief Executive Officer and Chairman of the Board

Mr. Adelstein has served as our Chairman of the Board of Directors and Chief Executive Officer since April 2012. Mr. Adelstein has a financial background and is an inactive Certified Public Accountant. Mr. Adelstein has been an investor, founder, officer, director and/or consultant in several start-up development stage companies over the past five years including, but not limited to EcoLiveGreen Corp., Buyrite Club Corp. and Wellesley Capital Management Corp. Additionally, Mr. Adelstein over the past five years was an acting financial consultant to several public and private entities.

Robert F. Hussey, President and Director

Mr. Hussey is a seasoned financial, marketing and operations executive in sectors including packaged goods, financial services and advertising. In recent years, Mr. Hussey has focused on advising private equity and institutional investors in these industries, and in special situations. He serves on the Board of Amphion Capital, Amphion Capital Advisors, and CPX Interactive Inc., a leading global digital media company.

Among his accomplishments are the founding, NASDAQ IPO and ultimate sale to Heritage Media/News Corp, of POP Radio Corp, which under Mr. Hussey’s leadership became the country’s largest direct broadcast satellite (DBS) network. In 2012/13, Mr. Hussey headed up Hipcricket.com, as CEO, a leading mobile marketing & advertising firm based in NYC and Seattle. Bob is also a founding investor in Moonit.com, Apple Store’s #1 social media astrological based relationship management application.

Bob received his MBA from George Washington University and his undergraduate degree from Georgetown University, where he has served on their Board of Regents.

Steven Berman, Chief Operating Officer, director

Mr. Berman has served as our Chief Operating Officer and a member of our Board of Directors since February 2012. For the past five years, Mr. Berman has been an independent consultant to various entities having the primary focus of development stage planning including, but not limited to, Deepstacks.com and Playbook.com from time to time. Additionally, Mr. Berman was Co-founder and Vice President of River Gaming, LLC from August 2004 to August 2008.

Alfred Fernandez, Chief Financial Officer, director

Mr. Fernandez has served as Chief Financial Officer since August 2011 and a member of our Board of Directors since July 2010. From July 2010 until August 2011 he also served as our sole officer and director. Mr. Fernandez also acts as a consultant to several privately held entities .Mr. Fernandez has served as Chief Financial Officer of MediaNet Group Technologies, Inc., a publicly held company, from July 2007 to July, 2010. Prior to joining the MediaNet Group Technologies, Inc., Mr. Fernandez served as Chief Financial Officer of Money Express Financial Corp., a privately traded international money service company from 2004 to May 2007. Mr. Fernandez is an active CPA and has a J.D. from Seton Hall University and a B.A. in Accounting from Rutgers University.

Our officers are elected annually by the board of directors and may be replaced or removed by the board at any time. Our directors are elected by our shareholders annually and serve until the election and qualification of their successors or their earlier resignation or removal.

Board of Director Committees

Our board of directors also serves as our audit committee. We do not have any executive, compensation or any other committee of our board of directors.

Code of Ethics

We have adopted a code of ethics that applies to all of our employees, officers and directors, including those officers responsible for financial reporting. We will provide a copy to any person without charge upon written request to Steve Adelstein President, First Level Entertainment Group, Inc.

Item 11.  Executive Compensation

At present, all of our operations are conducted by our executive officers.

No compensation was paid or accrued for our executive officers for the fiscal years ended August 31, 2013 and 2012.

Other Compensation Arrangements

None of our executive officers have any written employment agreements or any arrangements for employee benefits, severance payments or change of control payments. We have not established any long term compensation plans, stock based compensation plans, incentive compensation plans or other compensation or benefit plans. We anticipate that such plans will be established as our business develops.

Director Compensation

No compensation was paid to our directors in the fiscal year ended August 31, 2013 and 2012.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Principal Shareholders

At March 27, 2014, we had 31,200,000 shares of our common stock issued and outstanding.  The following table sets forth information regarding the beneficial ownership of our common stock as of March 27, 2014 by:

•	each person known by us to be the beneficial owner of more than 5% of our common stock;

•	each of our directors;

•	each of our named executive officers;

•	our named executive officers and directors as a group, and

•

on a proforma basis giving effect to the sale of all 4,000,000 Shares offered hereby, but giving no effect to the possible sale of any additional Shares under the Over-Subscription Option, or the conversion of an outstanding convertible promissory note.

Unless otherwise indicated, the business address of each person listed is in care of 305 South Andrews Avenue, Suite 203, Fort Lauderdale, FL 33301.  The information provided herein is based upon a list of our stockholders and our records with respect to the ownership of warrants and options to purchase securities in our company.  The percentages in the table have been calculated on the basis of treating as outstanding for a particular person, all shares of our common stock outstanding on that date and all shares of our common stock issuable to that holder in the event of exercise of outstanding options, warrants, rights or conversion privileges owned by that person at that date which are exercisable within 60 days of that date.  Except as otherwise indicated, the persons listed below have sole voting and investment power with respect to all shares of our common stock owned by them, except to the extent that power may be shared with a spouse.

Name	Nature of Beneficial Ownership	Prior to Offering	Proforma
Steve Adelstein (1)	14,400,000	46.1%	40.9%
Steven Berman (2)	2,066,667	6.6%	5.9%
Alfred Fernandez	1,100,000	3.5%	3.1%
Robert Hussey	850,000	2.7%	2.4%
All Officer and Directors	18,416,667	58.9%	52.3%
Tammi Shnider (3)	7,866,668	25.2%	22.3%

(1)   Includes 7,200,000 shares of our common stock held of record by Venture Capital Clinic Corp., and 1,800,000 common shares held in the name of H2O Ultra Water Corp; both companies of which Mr. Adelstein is the sole officer and director.  Mr. Adelstein has voting and dispositive control over securities held of record by Venture Capital Clinic Corp.

(2)   Includes 666,667 common shares held in the name of related parties (wife and two (2) children) under the same household.

(3)   Ms. Shnider is the adult daughter of Mr. Adelstein. The number of shares of our common stock that are beneficially owned by Tammi Shnider includes 666,668 shares held for four (4) minor age children.

Promoters

none.

Item 13.  Certain Relationships and Related Transactions, and Director Independence

Director Independence

The following information concerning director independence is based on the director independence standards of The NASDAQ Stock Market Corporate Governance Rules, although our common stock is not listed on The NASDAQ Stock Market.

We do not have an independent board member.

Our Board of Directors requires that all related party transactions be reviewed and approved by an independent body of the Board of Directors.

From time to time, the Company borrows from officers, directors and related parties. At August 31, 2013 and 2012, these loans and advances were $50,000 and $-0- respectively. Additionally, we have entered into a Note Agreement on April 30, 2012 with an entity (Venture Capital Clinic Corp) whereby Steve Adelstein, our Chief Executive Officer is the sole officer and director. At August 31, 2012, the Note balance was $87,500. At August 31, 2013 the balance was -0-.

Audit Committee

The Board of Directors has not designated a separate audit committee and the entire board, whose members are named above, conducts the functions of such a committee. None of the directors is an audit committee financial expert.

Item 14.  Principal Accounting Fees And Services.

	Year Ended August 31, 2013	Year Ended August 31, 2012
Audit fees	$5,000	$9,500
Audit-related fees	$0	$0
Tax fees	$0	$0
All other fees	$0	$0
Total	$5,000	$9,500

Audit Fees

During the fiscal year ended August 31, 2013, we incurred approximately $5,000 in fees to our principal independent accountants for professional services rendered in connection with the audit and reviews of our financial statements for fiscal years ended August 31, 2013.

During the fiscal year ended August 31, 2012, we incurred approximately $9,500 in fees to our principal independent accountants for professional services rendered in connection with the audit and reviews of our financial statements for fiscal year ended August 31, 2012.

Audit-Related Fees

The aggregate fees billed during the fiscal years ended August 31, 2013 and 2012 for assurance and related services by our principal independent accountants that are reasonably related to the performance of the audit or review of our financial statements (and are not reported under Item 9(e)(1) of Schedule 14A was $-0- and $-0-, respectively.

Tax Fees

The aggregate fees billed during the fiscal years ended August 31, 2013 and 2012 for professional services rendered by our principal accountant tax compliance, tax advice and tax planning were $-0- and $-0-, respectively.

All Other Fees

The aggregate fees billed during the fiscal years ended August 31, 2013 and 2012 for products and services provided by our principal independent accountants (other than the services reported in Items 9(e)(1) through 9(e)(3) of Schedule 14A was $-0- and $-0-, respectively.

Pre-approved Policies

The board of directors, acting as the audit committee considered whether, and determined that, the auditor’s provision of non-audit services was compatible with maintaining the auditor’s independence.  All of the services described above for the years ended August 31, 2013 and 2012 were approved by the board of directors pursuant to its policies and procedures.

Board of Directors Report

The Board of Directors has reviewed and discussed with the Company’s management and independent auditor the audited consolidated financial statements of the Company contained in the Company’s Annual Report on Form 10-K for the fiscal year ended August 31, 2013. The Board has also discussed with the independent auditor the matters required to be discussed pursuant to SAS No. 61 (Codification of Statements on Auditing Standards, AU Section 380), which includes, among other items, matters related to the conduct of the audit of the Company’s consolidated financial statements.

The Board has received and reviewed the written disclosures and the letter from the independent auditor required by the applicable requirements of the Public Company Accounting Oversight Board regarding the independent auditor’s communications with the Board concerning independence, and has discussed with its independent auditor its independence from the Company.

The Board has considered whether the provision of services other than audit services is compatible with maintaining auditor independence. Based on the review and discussions referred to above, the Board approved the inclusion of the audited consolidated financial statements in the Company’s Annual Report on Form 10-K for its fiscal year ended August 31, 2013 and 2012 for filing with the SEC.

PART IV

Item 15. Exhibits

3.1	Articles of Incorporation. (Incorporated by Reference to Exhibit 3.1 to Registrant’s Registration Statement on Form S-1 filed November 17, 2010)

3.2	By-laws. (Incorporated by Reference to Exhibit 3.2 to Registrant’s Registration Statement on Form S-1 filed November 17, 2010)

14.1	Code of Ethics. (Incorporated by Reference to Exhibit 14.1 to Registrant’s Registration Statement on Form S-1 filed November 17, 2010)

21	Subsidiaries of the Registrant.

31.1	Certification pursuant to Rule 13a-14(a) or Rule 15d-14(a)

32.1	Certification pursuant to 18 U.S.C. Section 1350

101.INS	XBRL Instance Document.**

101.SCH	XBRL Taxonomy Extension Schema Document.**

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.**

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.**

101.LAB	XBRL Taxonomy Extension Labels Linkbase Document.**

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.**

**   Pursuant to Rule 406T of Regulation S-T, the XBRL related information in Exhibit 101 to this Report on Form 10-K shall not be deemed to be “filed” for purposes of Section 18 of the Securities Exchange Act of 1934 (the “Exchange Act”), or otherwise subject to the liability of that section, and shall not be part of any registration statement or other document filed under the Securities Act of 1933 or the Exchange Act, except as shall be expressly set forth by specific reference in such filing.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

FIRST LEVEL ENTERTAINMENT GROUP, INC.

April 14, 2014	By: /s/ Steve Adelstein
Steve Adelstein
Chief Executive Officer (principal executive and accounting officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

April 14, 2014	By: /s/ Steve Adelstein
Steve Adelstein
Chairman of the Board of Directors

April 14, 2014	By: /s/ Steven Berman
Steven Berman
Member of the Board of Directors

April 14, 2014	By: /s/ Alfred Fernandez
Alfred Fernandez
Member of the Board of Directors