Form 10-Q
period 2013-11-30
FIRST LEVEL ENTERTAINMENT GROUP, INC.
filed 2014-05-30
CIK 1503227

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended November 30, 2013

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

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☑

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at April 30, 2014
Common Stock, $0.001	33,700,000 shares

FIRST LEVEL ENTERTAINMENT GROUP, INC.

TABLE OF CONTENTS

PAGE

Part I Financial Information	4

Item 1. Financial Statements	4

Consolidated Balance Sheets at November 30, 2013 (unaudited) and August 31, 2012 (audited)	4

Consolidated Statements of Operations for the three months ended November 30, 2013 and 2012 and the cumulative period from June 2, 2008 (inception) through November 30, 2013 (unaudited)	5

Consolidated Statements of Cash Flows at November 30, 2013 and November 30, 2012 (unaudited)	6

Notes to Consolidated Financial Statements	7-8

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.	9-12

Item 3. Quantitative and Qualitative Disclosures About Market Risk.	12

Item 4. Controls and Procedures.	12

Part II Other Information	12

Item 1. Legal Proceeding.	12

Item 1A. Risk Factors.	12

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.	13

Item 3. Defaults Upon Senior Securities.	13

Item 4. Mine Safety Disclosures	13

Item 5. Other Information.	13

Item 6. Exhibits.	13

Signatures	13

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

Certain statements in this report may constitute “forward-looking” statements as defined in Section 27A of the Securities Act of 1933 (the “Securities Act”), Section 21E of the Securities Exchange Act of 1934 (the “Exchange Act”) or in releases made by the Securities and Exchange Commission (“SEC”), all as may be amended from time to time. Forward-looking statements include, but are not limited to, statements that express our intentions, beliefs, expectations, strategies, predictions or any other statements relating to our future activities or other future events or conditions. These statements are based on current expectations, estimates and projections about our business based, in part, on assumptions made by management. Forward-looking statements can be identified by, among other things, the use of forward-looking language, such as the words “plan,” “believe,” “expect,” “anticipate,” “intend,” “estimate,” “project,” “may,” “will,” “would,” “could,” “should,” “seeks,” or “scheduled to,” or other similar words, or the negative of these terms or other variations of these terms or comparable language, or by discussion of strategy or intentions. These statements are not guarantees of future performance and involve risks, uncertainties and assumptions that are difficult to predict. Therefore, actual outcomes and results may, and are likely to, differ materially from what is expressed or forecasted in the forward-looking statements due to numerous factors, including those described above and those risks discussed in this report, in our Annual Report on Form 10-K for the year ended August 31, 2013, including the risks described under “Risk Factors,” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in that report, and in other documents which we file with the SEC.  These forward-looking statements involve risks and uncertainties, and relate to future events or our future financial or operating performance and include, but are not limited to, statements concerning:

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

PART I FINANCIAL INFORMATION

Item 1. Financial Statements.

FIRST LEVEL ENTERTAINMENT GROUP, INC. AND SUBSIDIARIES

(A DEVELOPMENT STAGE COMPANY)

CONSOLIDATED BALANCE SHEETS

	November 30,	August 31,
	2013	2013
	(unaudited)
ASSETS

CURRENT ASSETS:
Cash and equivalents	$253	$253
Total Current Assets	253	253

LIABILITIES AND STOCKHOLDERS’ DEFICIT

CURRENT LIABILITIES:
Accounts payable	1,500	1,500
Accrued expenses	341,588	265,138
Advance from related parties	84,825	50,000
Total Current Liabilities	427,913	316,638

STOCKHOLDERS’ DEFICIT:
Preferred Stock, par value $.001; 10,000,000 shares authorized; 0 issued and outstanding at November 30, 2013 and August 31, 2013	—	—
Common stock , par value $.001; 500,000,000 shares authorized; 31,200,000 shares issued as of November 30, 2013 and 30,000,000 shares issued as of August 31, 2013	31,200	30,000
Additional paid in capital	1,163,800	1,135,000
Deficit accumulated during the development stage	(1,622,660)	(1,481,385)
Total Stockholders’ Deficit	(427,660)	(316,385)

Total Liabilities and Stockholders’ Deficit	$253	$253

The accompanying notes are an integral part of these consolidated financial statements.

FIRST LEVEL ENTERTAINMENT GROUP, INC. AND SUBSIDIARIES

(A DEVELOPMENT STAGE COMPANY)

CONSOLIDATED STATEMENTS OF OPERATIONS

			Cumulative from
			June 2, 2008
	For the Three Months Ended		(Inception)
	November 30,		November 30,
	2013	2012	2013

Revenue	$—	$—	$—

Operating Expenses:
Legal and Accounting	6,550	9,170	115,580
Consulting and Software Development	132,500	42,900	1,177,097
General and Administrative	2,225	5,953	43,725

Total Operating Expenses	141,275	58,023	1,336,402

Operating Loss	(141,275)	(58,023)	(1,336,402)

Other Income(expense)
Interest Expense	—	(1,676)	(23,758)
Impairment	—	—	(262,500)
Total Other Income(Expense)	—	(1,676)	(286,258)

Net (loss) before Income Taxes	(141,275)	(59,699)	(1,622,660)

Provision for Income Taxes	—	—	—

Net (loss)	(141,275)	(59,699)	(1,622,660)

Basic and diluted net loss per common share	$(0.00)	$(0.00)

Weighted average number of common shares outstanding	30,013,187	17,500,000

The accompanying notes are an integral part of these consolidated financial statements.

FIRST LEVEL ENTERTAINMENT GROUP, INC. AND SUBSIDIARIES

(A DEVELOPMENT STAGE COMPANY)

CONSOLIDATED STATEMENTS OF CASH FLOWS

			Cumulative from
	For the Three		June 2, 2008
	Months Ended		(Inception)
	November 30,		November 30,
	2013	2012	2013

OPERATING ACTIVITIES:
Net loss	$(141,275)	$(59,699)	$(1,622,660)
Adjustments to reconcile net loss to net cash used in operating activities:
Impairment of intellectual assets, net	—	—	262,500
Expenses paid on behalf of the company	34,825	—	100,493
Stock issued for services	30,000	—	817,582
Changes in operating assets and liabilities:
Accounts payable and accrued expenses	76,450	19,176	343,088

Net cash used in operating activities	—	(40,523)	(98,997)

FINANCING ACTIVITIES:
Increase/(decrease) in notes payable	—	37,500	102,150
Payments on related party debt	—	—	(7,900)
Issuance of common stock for cash	—	—	5,000
Net cash provided by (used in) financing activities	—	37,500	99,250

NET INCREASE IN CASH	—	(3,023)	253

CASH BEGINNING BALANCE	253	4,409	—

CASH ENDING BALANCE	$253	$1,386	$253

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Taxes paid	—	—	—
Interest paid	—	—	—

NON-CASH TRANSACTIONS AFFECTING OPERATING, INVESTING AND FINANCING ACTIVITIES:
Issuance of common stock - shareholder note payable	—	—	397,500
Issuance of common stock for services	—	—	774,500
Issuance of common stock for acquisition of intellectual property	—	—	22,500
Issuance of Notes payable for acquisition of intellectual property	—	—	240,000
Stock issued for debt	—	—	109,918

The accompanying notes are an integral part of these consolidated financial statements.

FIRST LEVEL ENTERTAINMENT GROUP, INC.

(A Development Stage Company)

Notes to Consolidated Financial Statements

November 30, 2013 (Unaudited)

NOTE 1 – NATURE OF OPERATIONS AND BASIS OF PRESENTATION

First Level Entertainment Group, Inc. (“the Company”), formerly known as Sound Kitchen Entertainment Group, Inc., is in the development stage commencing operations in February 1, 2012.  The Company was incorporated on June 2, 2008 in the State of Florida and established a fiscal year end of August 31.  The Company is in the entertainment business presently focusing on mobile applications. The Company has following wholly-owned subsidiaries: i) Mobile Sonars Inc.; ii) Am I There Inc.; iii) Message Attic Corp; VIP Wink Corp.

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

Basic and Diluted Net Loss per Common Share

Basic loss per share is calculated by dividing the Company’s net loss applicable to common stockholders by the weighted average number of common shares during the period. Diluted loss per share is calculated by dividing the Company’s net loss available to common stockholders by the diluted weighted average number of shares outstanding during the year. The diluted weighted average number of shares outstanding is adjusted for any potentially dilutive debt or equity. There are no such common stock equivalents outstanding as of November 30, 2013 or 2012 which were excluded from the calculation of diluted loss per common share as their effect would have been anti-dilutive.

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

Recent Accounting Pronouncements

The Company has evaluated all the recent accounting pronouncements through November 30, 2013 and believes that none of them, including those not yet effective, will have a material effect on the financial position or results of operations of the Company.

FIRST LEVEL ENTERTAINMENT GROUP, INC.

(A Development Stage Company)

Notes to Consolidated Financial Statements

November 30, 2013 (Unaudited)

NOTE 3 – GOING CONCERN

The Company’s consolidated financial statements are prepared in accordance with generally accepted accounting principles applicable to a going concern.  This contemplates the realization of assets and the liquidation of liabilities in the normal course of business.  Currently, the Company does not have material assets, nor does it have operations or a source of revenue sufficient to cover its operation costs and allow it to continue as a going concern.  The Company will be dependent upon the raising of additional capital through placement of our common stock in order to implement its business plan.  There can be no assurance that the Company will be successful in either situation in order to continue as a going concern.  The Company has funded its initial operations from inception by way of issuing common shares and through advances made by related parties.  These consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts, or amounts and classification of liabilities that might result from this uncertainty.

NOTE 4 – RELATED PARTY TRANSACTIONS

As of August 31, 2013 the Company owed $50,000 to related parties for operating expenses paid on the Company’s behalf.  During the three months ended November 30, 2013 this related party paid for $34,825 of additional operating expenses on the Company’s behalf, leaving an ending balance due of $84,825. All related party balances bear no interest and are due on demand.

NOTE 5 – STOCKHOLDERS’ DEFICIT

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

For the three months ended November 30, 2013 The Company issued 1,200,000 (post stock-split) shares of common stock valued at $0.025 per share for services valued at $30,000.  The value of the shares was based on the most recent share price of common stock issued for cash to non-related parties.

NOTE 6 – SUBSEQUENT EVENTS

Subsequent to November 30, 2014 we issued 1,500,000 shares of common stock to consultants the total value of the services were $37,500.  The value of the shares was based on the most recent share price of common stock issued for cash to non-related parties.

Subsequent to November 30, 2014 we issued 1,000,000 shares of common stock for cash at $0.025 per share. Total proceeds received were $25,000.

We have evaluated events and transactions that occurred subsequent to November 30, 2013 through the date of this report, the date the consolidated financial statements were issued, for potential recognition or disclosure in the accompanying consolidated financial statements.

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

Going Concern

Our financial statements have been prepared on the basis of accounting principles applicable to a going concern. As a result, they do not include adjustments that would be necessary if we were unable to continue as a going concern and would therefore be obligated to realize assets and discharge our liabilities other than in the normal course of operations. As reflected in the accompanying financial statements, the Company is a development stage entity having generated no revenues from inception through November 30, 2013, has incurred significant negative cash flows from operations and accumulated deficit.

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

Revenues

These forward-looking statements, pertaining to revenues, are based on our management’s current expectations and beliefs and involve numerous risks and uncertainties that could cause actual results to differ materially from expectations. You should not rely upon these forward-looking statements as predictions of future events because we cannot assure you that the events or circumstances reflected in these statements will be achieved or will occur. As our revenues commence, we plan to invest in marketing and sales by increasing the number of direct sales throughout our web portal to build brand awareness. We expect that in the future, marketing and sales expenses will increase in absolute dollars commencing in the second quarter of 2014. We do not expect our revenues to increase significantly until third quarter of 2014.

General and Administrative Expenses

We expect that general and administrative expenses associated with executive compensation will substantially increase in the future as our products commence their marketing potential. In addition, we believe in the last part of the 2014 fiscal year that the compensation packages required to attract the senior executives of the Company will require management to execute against its business plan which will increase our total expenses, including, but not limited to, general and administrative, legal, accounting, marketing and compensation.

Summary of Condensed Results of Operations

Any measurement and comparison of revenues and expenses from continuing operations should not be considered necessarily indicative or interpolated as the trend to forecast our future revenues and results of operations.

Results for the Three Months Ended November 30, 2013

Revenues. The Company’s revenues for the three months ended November 30, 2013 were $-0-. Additionally, the Company has not had any revenues from inception (June 2, 2008) to November 30, 2013.

Legal and Accounting Expenses. Legal and Accounting expenses for the three months ended November 30, 2013 were $6,550 as compared to $9,170 for the three months ended November 30, 2012. These increase costs of legal and accounting expenses were a direct result of product development commencing an activity phase whereby additional expenses are required.

General and Administrative Expenses. General and administrative expenses for the three months ended November 30, 2013 were $2,225 as compared to $5,953 for the three months ended November 30, 2012. These expenses are normal and reoccurring for our Company as a development stage entity.

Consulting and Software Development. The expense for the three (3) months ended November 30, 2013 was $132,500 as compared to $42,900 for the three (3) months ended November 30, 2012. These increase costs of $89,600 were a direct result of the increased software development activity.

Net Loss. Net loss for the three months ended November 30, 2013 was $141,275 as compared to $59,699 for the three months ended November 30, 2012. The substantial increase of net loss of $81,576 was a result of the entering into the company’s development stage of internet and mobile applications.

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

As of November 30, 2013, total current assets were $253.

As of November 30, 2013, total current liabilities were $427,913, which consisted of $341,588 for accrued expenses and $84,825 of advances from related parties. As of August 31, 2013, total current liabilities were $316,638, which consisted of $265,138 of accrued expenses, $50,000 advances from related parties and $1,500 of accounts payable. We had net working capital deficit of $427,660 as of November 30, 2013, compared to net working deficit capital of $316,385 at August 31, 2013.

During the three months ended November 30, 2013, our operating activities used cash of $-0-. All of our expenses were paid by our officers.

Material Commitments

The Company does not have any material commitments as of November 30, 2013.

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures.  We maintain “disclosure controls and procedures” as such term is defined in Rule 13a-15(e) under the Exchange Act.  In designing and evaluating our disclosure controls and procedures, our management recognized that disclosure controls and procedures, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of disclosure controls and procedures are met.  Additionally, in designing disclosure controls and procedures, our management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible disclosure controls and procedures.  The design of any disclosure controls and procedures also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions.  Based on his evaluation as of the end of the period covered by this report, our Chief Executive Officer and our Chief Financial Officer have concluded that our disclosure controls and procedures were not effective such that the information relating to our company, required to be disclosed in our Securities and Exchange Commission reports (i) is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms and (ii) is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting.  There have been no changes in our internal control over financial reporting during our last fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II OTHER INFORMATION

Item 1. Legal Proceeding.

None.

Item 1A. Risk Factors.

Not required.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Subsequent to November 30, 2014 the Company issued 1,500,000 shares of the common stock in the Company at $0.025 per share for compensation to consultants and officers the total value of shares issued was $37,500.

Subsequent to November 30, 2014 we issued 1,000,000 shares of common stock for cash at $0.025 per share. Total proceeds received were $25,000.

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

FIRST LEVEL ENTERTAINMENT GROUP, INC.

Date: May 30, 2014	By:	/s/ Steve Adelstein
Steve Adelstein
Chief Executive Officer