Form 10-Q
period 2014-02-28
FIRST LEVEL ENTERTAINMENT GROUP, INC.
filed 2014-05-30
CIK 1503227

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended February 28, 2014

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

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☑

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at April 30, 2014
Common Stock, $0.001	33,700,000 shares

FIRST LEVEL ENTERTAINMENT GROUP, INC.

TABLE OF CONTENTS

PAGE

Part I Financial Information	4

Item 1. Financial Statements	4

Condensed Balance Sheets at February 28, 2014 (unaudited) and August 31, 2012 (audited)	4

Condensed Statements of Operations for the three and six months ended February 28, 2014 and 2013 and the cumulative period from June 2, 2008 (inception) through February 28, 2014 (unaudited)	5

Condensed Statements of Cash Flows for the three and six months ended February 28, 2014 and 2013 and the cumulative period from June 2, 2008 (inception) through February 28, 2014 (unaudited)	6

Notes to Condensed Financial Statements	7-8

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.	9-12

Item 3. Quantitative and Qualitative Disclosures About Market Risk.	12

Item 4. Controls and Procedures.	13

Part II Other Information	13

Item 1. Legal Proceeding.	13

Item 1A. Risk Factors.	13

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.	13

Item 3. Defaults Upon Senior Securities.	13

Item 4. Mine Safety Disclosures	13

Item 5. Other Information.	13

Item 6. Exhibits.	14

Signatures	14

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

PART I FINANCIAL INFORMATION

Item 1. Financial Statements.

FIRST LEVEL ENTERTAINMENT GROUP, INC. AND SUBSIDIARIES

(A DEVELOPMENT STAGE COMPANY)

CONSOLIDATED BALANCE SHEETS

	February 28	August 31,
	2014	2013
	(unaudited)
ASSETS

CURRENT ASSETS:
Cash and equivalents	$253	$253
Total Current Assets	253	253

LIABILITIES AND STOCKHOLDERS’ DEFICIT

CURRENT LIABILITIES:
Accounts payable	—	1,500
Accrued expenses	450,038	265,138
Advance from related parties	137,354	50,000
Total Current Liabilities	587,392	316,638

STOCKHOLDERS’ DEFICIT:
Preferred Stock, par value $.001; 10,000,000 shares authorized; 0 issued and outstanding at February 28 2013 and August 31, 2013	—	—
Common stock , par value $.001; 500,000,000 shares authorized; 31,200,000 shares issued as of February 28 2014 and 30,000,000 shares issued as of August 31, 2013	31,200	30,000
Additional paid in capital	1,163,800	1,135,000
Deficit accumulated during the development stage	(1,782,139)	(1,481,385)
Total Stockholders’ Deficit	(587,139)	(316,385)

Total Liabilities and Stockholders’ Deficit	$253	$253

The accompanying notes are an integral part of these consolidated financial statements.

FIRST LEVEL ENTERTAINMENT GROUP, INC. AND SUBSIDIARIES

(A DEVELOPMENT STAGE COMPANY)

CONSOLIDATED STATEMENTS OF OPERATIONS

					Cumulative
					from
	For the Three		For the Six		June 2, 2008
	Months Ended		Months Ended		(Inception)
	February 28,		February 28,		February 28,
	2014	2013	2014	2013	2014

Revenue	$—	$—	$—	$—	$—

Operating Expenses:
Advertising and Marketing	18,439	—	18,439	—	18,439
Legal and Accounting	3,000	18,300	9,550	29,970	118,580
Consulting and Software Development	135,700	280,320	268,200	326,270	1,312,797
General and Administrative	2,340	2,637	4,565	3,040	46,065

Total Operating Expenses	159,479	301,257	300,754	359,280	1,495,881

Operating Loss	(159,479)	(301,257)	(300,754)	(359,280)	(1,495,881)

Other Income(expense)
Interest Expense	—	(6,783)	—	(8,459)	(23,758)
Impairment	—	—	—	—	(262,500)
Total Other Income(Expense)	—	(6,783)	—	(8,459)	(286,258)

Net (loss) before Income Taxes	(159,479)	(308,040)	(300,754)	(367,739)	(1,782,139)

Provision for Income Taxes	—	—	—	—	—

Net (loss)	(159,479)	(308,040)	(300,754)	(367,739)	(1,782,139)

Basic and diluted net loss per common share	$(0.01)	$(0.02)	$(0.01)	$(0.02)

Weighted average number of common shares outstanding	31,200,000	17,585,185	30,603,315	17,542,357

The accompanying notes are an integral part of these consolidated financial statements.

FIRST LEVEL ENTERTAINMENT GROUP, INC. AND SUBSIDIARIES

(A DEVELOPMENT STAGE COMPANY)

CONSOLIDATED STATEMENTS OF CASH FLOWS

			Cumulative from
	For the Six		June 2, 2008
	Months Ended		(Inception)
	February 28		February 28
	2014	2013	2014

OPERATING ACTIVITIES:
Net loss	$(300,754)	$(367,739)	$(1,782,139)
Adjustments to reconcile net loss to net cash used in operating activities:
Impairment of intellectual assets, net	—	—	262,500
Expenses paid on behalf of the company	87,354	91,350	153,022
Stock issued for services	30,000	227,724	817,582
Changes in operating assets and liabilities:
Accounts payable and accrued expenses	183,400	44,509	450,038

Net cash used in operating activities	—	(4,156)	(98,997)

FINANCING ACTIVITIES:
Increase/(decrease) in notes payable	—	—	102,150
Payments on related party debt	—	—	(7,900)
Issuance of common stock for cash	—	—	5,000
Net cash provided by (used in) financing activities	—	—	99,250

NET INCREASE IN CASH	—	(4,156)	253

CASH BEGINNING BALANCE	253	4,409	—

CASH ENDING BALANCE	$253	$253	$253

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Taxes paid	—	—	—
Interest paid	—	—	—

NON-CASH TRANSACTIONS AFFECTING OPERATING, INVESTING AND FINANCING ACTIVITIES:
Issuance of common stock - shareholder note payable	—	—	397,500
Issuance of common stock for services	—	—	774,500
Issuance of common stock for acquisition of intellectual property	—	—	22,500
Issuance of Notes payable for acquisition of intellectual property	—	—	240,000
Stock issued for debt	—	—	109,918

The accompanying notes are an integral part of these consolidated financial statements.

FIRST LEVEL ENTERTAINMENT GROUP, INC.

(A Development Stage Company)

Notes to Consolidated Financial Statements

February 28, 2014 (Unaudited)

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

Basic and Diluted Net Loss per Common Share

Basic loss per share is calculated by dividing the Company’s net loss applicable to common stockholders by the weighted average number of common shares during the period. Diluted loss per share is calculated by dividing the Company’s net loss available to common stockholders by the diluted weighted average number of shares outstanding during the year. The diluted weighted average number of shares outstanding is adjusted for any potentially dilutive debt or equity. There are no such common stock equivalents outstanding as of February 28, 2014 which were excluded from the calculation of diluted loss per common share as their effect would have been anti-dilutive.

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

Recent Accounting Pronouncements

The Company has evaluated all the recent accounting pronouncements through February 28, 2014 and believes that none of them, including those not yet effective, will have a material effect on the financial position or results of operations of the Company.

FIRST LEVEL ENTERTAINMENT GROUP, INC.

(A Development Stage Company)

Notes to Consolidated Financial Statements

February 28, 2014 (Unaudited)

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

NOTE 4 – RELATED PARTY TRANSACTIONS

As of August 31, 2013 the Company owed $50,000 to related parties for operating expenses paid on the Company’s behalf.  During the six months ended February 28, 2014 this related party paid for $87,354 of additional operating expenses on the Company’s behalf, leaving an ending balance due of $137,354.  All related party balances bear no interest and are due on demand.

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

For the six months ended February 28, 2014, the Company issued 1,200,000 (post stock-split) shares of common stock valued at $0.025 per share for services valued at $30,000.  The value of the shares was based on the most recent share price of common stock issued for cash to non-related parties.

NOTE 6 – SUBSEQUENT EVENTS

Subsequent to February 28, 2014 we issued 1,500,000 shares of common stock to consultants the total value of the services were $37,500.  The value of the shares was based on the most recent share price of common stock issued for cash to non-related parties.

Subsequent to February 28, 2014 we issued 1,000,000 shares of common stock for cash at $0.025 per share. Total proceeds received were $25,000.

We have evaluated events and transactions that occurred subsequent to February 28, 2014 through the date of this report, the date the consolidated financial statements were issued, for potential recognition or disclosure in the accompanying consolidated financial statements.

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

Going Concern

Our financial statements have been prepared on the basis of accounting principles applicable to a going concern. As a result, they do not include adjustments that would be necessary if we were unable to continue as a going concern and would therefore be obligated to realize assets and discharge our liabilities other than in the normal course of operations. As reflected in the accompanying financial statements, the Company is a development stage entity having generated no revenues from inception through February 28, 2014, having generated negative cash flows from operations, and having a significant accumulated deficit through February 28, 2014.

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

Results for the Three Months Ended February 28, 2014

Revenues. The Company’s revenues for the three months ended February 28, 2014 were $-0-. Additionally, the Company has not had any revenues from inception (June 2, 2008) to February 28, 2014.

Legal and Accounting Expenses. Legal and Accounting expenses for the three months ended February 28, 2014 were $3,000 as compared to $18,300 for the three months ended February 28, 2013. These decrease in costs of legal and accounting expenses were a direct result reduce costs related to auditing and reporting.

General and Administrative Expenses. General and administrative expenses for the three months ended February 28, 2014 were $2,340 as compared to $2,637 for the three months ended February 28, 2013. These expenses are normal and reoccurring for our Company as a development stage entity.

Consulting and Software Development. The expense for the three (3) months ended February 28, 2014 was $135,700 as compared to $280,320 for the three (3) months ended February 28, 2013. These decrease costs of $144,620 were a result of the changes in software development activity.

Net Loss. Net loss for the three months ended February 28, 2014 was $159,479 as compared to $308,040 for the three months ended February 28, 2013. The substantial decrease of net loss of $148,561 was a result of completion of the company’s development stage of internet and mobile applications.

Results for the Six Months Ended February 28, 2014

Revenues. The Company’s revenues for the three months ended February 28, 2014 were $-0-. Additionally, the Company has not had any revenues from inception (June 2, 2008) to February 28, 2014.

Legal and Accounting Expenses. Legal and Accounting expenses for the six months ended February 28, 2014 were $9,550 as compared to $29,970 for the six months ended February 28, 2013. These decrease in costs of legal and accounting expenses were a direct result reduce costs related to auditing and reporting.

General and Administrative Expenses. General and administrative expenses for the six months ended February 28, 2014 were $4,565 as compared to $3,040 for the six months ended February 28, 2013. These expenses are normal and reoccurring for our Company as a development stage entity.

Consulting and Software Development. The expense for the six months ended February 28, 2014 was $268,200 as compared to $326,270 for the six months ended February 28, 2013. These decrease costs of $45,950 were a result of the changes in software development activity.

Net Loss. Net loss for the six months ended February 28, 2014 was $300,754 as compared to $367,739 for the six months ended February 28, 2013. The substantial decrease of net loss of $66,685 was a result of completion of the company’s development stage of internet and mobile applications.

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

As of February 28, 2014, total current assets were $253.

As of February 28, 2014, total current liabilities were $587,392, which consisted of $450,038 for accrued expenses and $137,354 of advances from related parties. As of August 31, 2013, total current liabilities were $316,638, which consisted of $265,138 of accrued expenses, $50,000 advances from related parties and $1,500 of accounts payable. We had net working capital deficit of $587,139 as of February 28, 2014, compared to net working deficit capital of $316,385 at August 31, 2013.

During the three months ended February 28, 2014, our operating activities used cash of $-0-. All of our expenses were paid by our officers

Material Commitments

The Company does not have any material commitments as of February 28, 2014.

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

None.

Item 1A. Risk Factors.

Not required

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

In February 2014 the Company issued 1,200,000 shares of the common stock in the Company at $0.025 per share for compensation to consultants and officers the total value of shares issued was $30,000.

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