Form 10-Q
period 2014-05-31
FIRST LEVEL ENTERTAINMENT GROUP, INC.
filed 2014-07-15
CIK 1503227

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended May 31, 2014

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

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☑

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at May 31, 2014
Common Stock, $0.001	35,000,000 shares

FIRST LEVEL ENTERTAINMENT GROUP, INC.

TABLE OF CONTENTS

PAGE

Part I Financial Information	4

Item 1. Financial Statements	4

Condensed Balance Sheets at May 31, 2014 (unaudited) and August 31, 2013 (audited)	4

Condensed Statements of Operations for the three months ended May 31, 2014 and 2013 and the cumulative period from June 2, 2008 (inception) through May 31, 2014 (unaudited)	5

Condensed Statements of Cash Flows at May 31, 2014 (unaudited)	6

Notes to Condensed Financial Statements	7-8

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.	9-12

Item 3. Quantitative and Qualitative Disclosures About Market Risk.	12

Item 4. Controls and Procedures.	13-14

Part II Other Information	14

Item 1. Legal Proceeding.	14

Item 1A. Risk Factors.	14

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.	14

Item 3. Defaults Upon Senior Securities.	15

Item 4. Mine Safety Disclosures.	15

Item 5. Other Information.	15

Item 6. Exhibits.	15

Signatures	15

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

PART I FINANCIAL INFORMATION

Item 1. Financial Statements.

FIRST LEVEL ENTERTAINMENT GROUP, INC. AND SUBSIDIARIES

(A DEVELOPMENT STAGE COMPANY)

CONSOLIDATED BALANCE SHEETS

	May 31,	August 31,
	2014	2013
	(unaudited)
ASSETS

CURRENT ASSETS:
Cash and equivalents	$4,245	$253
Prepaid expenses	14,000	—
Total Current Assets	18,245	253

LIABILITIES AND STOCKHOLDERS’ DEFICIT

CURRENT LIABILITIES:
Accounts payable	225,000	1,500
Accrued expenses	234,690	265,138
Advance from related parties	30,564	50,000
Notes payable	32,000	—
Total Current Liabilities	522,254	316,638

STOCKHOLDERS’ DEFICIT:
Preferred Stock, par value $.001; 10,000,000 shares authorized;
0 issued and outstanding at November 30, 2013 and August 31, 2013	—	—
Common stock , par value $.001; 500,000,000 shares authorized;
35,000,000 shares issued as of May 31, 2014 and
30,000,000 shares issued as of August 31, 2013 and	35,000	30,000
Additional paid in capital	1,565,000	1,135,000
Deficit accumulated during the development stage	(2,104,009)	(1,481,385)
Total Stockholders’ Deficit	(504,009)	(316,385)

Total Liabilities and Stockholders’ Deficit	$18,245	$253

The accompanying notes are an integral part of these consolidated financial statements.

FIRST LEVEL ENTERTAINMENT GROUP, INC. AND SUBSIDIARIES

(A DEVELOPMENT STAGE COMPANY)

CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

					Cumulative
					from
	For the Three		For the Nine		June 2, 2008
	Months Ended		Months Ended		(Inception)
	May 31,		May 31,		May 31,
	2014	2013	2014	2013	2014

Revenue	$—	$—	$—	$—	$—

Operating Expenses:
Advertising and Marketing	25,045	—	43,484	—	43,484
Legal and Accounting	4,025	9,073	13,575	37,793	122,605
Consulting and Software Development	289,000	36,047	557,200	113,517	1,601,797
General and Administrative	3,598	5,765	8,163	14,355	49,663

Total Operating Expenses	321,668	50,885	622,422	165,665	1,817,549

Operating Loss	(321,668)	(50,885)	(622,422)	(165,665)	(1,817,549)

Other Income(expense)
Interest Expense	(202)	(3,375)	(202)	(11,834)	(23,960)
Impairment	—	—	—	—	(262,500)
Total Other Income(Expense)	(202)	(3,375)	(202)	(11,834)	(286,460)

Net (loss) before Income Taxes	(321,870)	(54,260)	(622,624)	(177,499)	(2,104,009)

Provision for Income Taxes	—	—	—	—	—

Net (loss)	(321,870)	(54,260)	(622,624)	(177,499)	(2,104,009)

Basic and diluted net loss per common share	$(0.01)	$(0.00)	$(0.02)	$(0.01)

Weighted average number of common shares outstanding	32,495,652	25,192,029	31,241,020	20,120,269

The accompanying notes are an integral part of these consolidated financial statements.

FIRST LEVEL ENTERTAINMENT GROUP, INC. AND SUBSIDIARIES

(A DEVELOPMENT STAGE COMPANY)

CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

			Cumulative
			from
	For the Nine		June 2, 2008
	Months Ended		(Inception)
	May 31,		May 31,
	2014	2013	2014

OPERATING ACTIVITIES:
Net loss	$(622,624)	$(177,499)	$(2,104,009)
Adjustments to reconcile net loss to net cash used in operating activities:
Impairment of intellectual assets, net	—	—	262,500
Expenses paid on behalf of the company	130,464	6,901	196,132
Stock issued for services	249,600	71,408	1,037,182
Changes in operating assets and liabilities:
Prepaid expenses	(14,000)	—	(14,000)
Accounts payable and accrued expenses	193,052	51,684	459,690

Net cash used in operating activities	(63,508)	(47,506)	(162,505)

FINANCING ACTIVITIES:
Increase/(decrease) in notes payable	32,000	—	32,000
Cash increase due to related notes payable	—	43,350	102,150
Payments on related party debt	(7,500)	—	(15,400)
Issuance of common stock for cash	43,000	—	48,000
Net cash provided by (used in) financing activities	67,500	43,350	166,750

NET INCREASE IN CASH	3,992	(4,156)	4,245
CASH BEGINNING BALANCE	253	4,409	—

CASH ENDING BALANCE	$4,245	$253	$4,245

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Taxes paid	—	—	—
Interest paid	—	—	—

NON-CASH TRANSACTIONS AFFECTING OPERATING, INVESTING AND FINANCING ACTIVITIES:
Stock issued for intellectual property	—	—	262,500
Stock issued for debt	—	—	109,918
Stock issued for related party debt settlement	142,400	—	142,400

The accompanying notes are an integral part of these consolidated financial statements.

FIRST LEVEL ENTERTAINMENT GROUP, INC.

(A Development Stage Company)

Notes to Consolidated Financial Statements

May 31, 2014 (Unaudited)

NOTE 1 – NATURE OF OPERATIONS AND BASIS OF PRESENTATION

First Level Entertainment Group, Inc. (“the Company”), formerly known as Sound Kitchen Entertainment Group, Inc., is in the development stage commencing operations in February 1, 2012 and has incurred losses since entering the development stage totaling $2,104,009. The Company was incorporated on June 2, 2008 in the State of Florida and established a fiscal year end of August 31. The Company is in the entertainment business presently focusing on mobile applications. The Company has following wholly-owned subsidiaries: i) Mobile Sonars Inc.; ii) Am I There Inc.; iii) Message Attic Corp; VIP Wink Corp.

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

Basic and Diluted Net Loss per Common Share

Basic loss per share is calculated by dividing the Company’s net loss applicable to common stockholders by the weighted average number of common shares during the period. Diluted loss per share is calculated by dividing the Company’s net loss available to common stockholders by the diluted weighted average number of shares outstanding during the year. The diluted weighted average number of shares outstanding is adjusted for any potentially dilutive debt or equity. There are no such common stock equivalents outstanding as of May 31, 2014 or 2013 which were excluded from the calculation of diluted loss per common share as their effect would have been anti-dilutive.

Recent Accounting Pronouncements

The Company has evaluated all the recent accounting pronouncements through May 31, 2014 and believes that none of them, including those not yet effective, will have a material effect on the financial position or results of operations of the Company.

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

FIRST LEVEL ENTERTAINMENT GROUP, INC.

(A Development Stage Company)

Notes to Consolidated Financial Statements

May 31, 2014 (Unaudited)

NOTE 4 – RELATED PARTY TRANSACTIONS

As of August 31, 2013 the Company owed $50,000 to related parties for operating expenses paid on the Company’s behalf. During the nine months ended May, 2014 this related party paid for $130,464 of additional operating expenses on the Company’s behalf. The Company paid $7,500 in cash against the outstanding payable and paid 320,000 shares of common stock at $0.025 per share in settlement of $8,000 of the outstanding payable and 580,000 shares of common stock at $0.18 per share in settlement of $104,400 leaving an ending balance due of $30,564. All related party balances bear no interest and are due on demand.

NOTE 5 – NOTES PAYABLE

On April 10, 2014, the Company entered into a note agreement with an unrelated third party to borrow a maximum amount of $150,000 (determined from time to time as advances are made) having a stated interest rate of six (6) percent and is convertible into common shares at fair market value at the discretion of the note holder both principal and interest are due April 10, 2015 and can be prepaid without penalty. At May 31 2014, the principal balance of the note outstanding was $32,000 with accrued interest of $202.

NOTE 6 – STOCKHOLDERS’ DEFICIT

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

On November 30, 2013 we issued 1,200,000 shares of common stock to consultants the total value of the services were $20,000. The value of the shares was based on the most recent share price of common stock issued for cash to non-related parties ($0.025 per share).

On April 10, 2014 we issued 1,800,000 shares of common stock to consultants the total value of the services were $45,000. The value of the shares was based on the most recent share price of common stock issued for cash to non-related parties ($0.025 per share).

On April 23, 2014 we issued 100,000 shares of common stock for cash at $0.18 per share proceeds received were $18,000.

On May 6, 2014 we issued 700,000 shares of common stock to consultants the total value of the services were $126,000. The value of the shares was based on the most recent share price of common stock issued for cash to non-related parties ($0.18 per share).

On May 28, 2014 we issued 1,200,000 shares of common stock to consultants the total value of the services were $216,000. The value of the shares was based on the most recent share price of common stock issued for cash to non-related parties ($0.18 per share).

NOTE 7 – SUBSEQUENT EVENTS

We have evaluated events and transactions that occurred subsequent to May 31, 2014 through the date of this report, the date the consolidated financial statements were issued, for potential recognition or disclosure in the accompanying consolidated financial statements.

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

This application should enable celebrities, athletes, branded products and others to monetize their (Twitter™) followers and have better control content and timing of often negative, runaway trends that currently plague them and the industry. This application is conceptually being developed for beta testing in during June 1 and June 15, 2014.

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

Going Concern

Our financial statements have been prepared on the basis of accounting principles applicable to a going concern. As a result, they do not include adjustments that would be necessary if we were unable to continue as a going concern and would therefore be obligated to realize assets and discharge our liabilities other than in the normal course of operations. As reflected in the accompanying financial statements, the Company is a development stage entity having generated no revenues from inception through May 31, 2014. We have used cash flows in operations of $162,505 from inception (June 2, 2008) to May 31, 2014 and has an accumulated deficit of ($2,104,009) through May 31, 2014.

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

Revenues

These forward-looking statements, pertaining to revenues, are based on our management’s current expectations and beliefs and involve numerous risks and uncertainties that could cause actual results to differ materially from expectations. You should not rely upon these forward-looking statements as predictions of future events because we cannot assure you that the events or circumstances reflected in these statements will be achieved or will occur. As our revenues commence, we plan to invest in marketing and sales by increasing the number of direct sales throughout our web portal to build brand awareness. We do not expect our revenues to increase significantly until fourth quarter of 2014.

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

Results for the Three Months Ended May 31, 2014

Revenues. The Company’s revenues for the three months ended May 31, 2014 were $0. Additionally, the Company has not had any revenues from inception (June 2, 2008) to May 31, 2014.

Legal and Accounting Expenses. Legal and Accounting expenses for the three months ended May 31, 2014 were $4,025 as compared to $9,073 for the three months ended May 31, 2013. These decrease in costs of legal and accounting expenses were a direct result reduce costs related to auditing and reporting.

Advertising and Marketing Expenses. Advertising and Marketing expenses for the three months ended May 31, 2014 were 25,045 as compared to $-0- for the three months ended May 31, 2013. The increase is a result of the introduction of our VIP wink application.

General and Administrative Expenses. General and administrative expenses for the three months ended May 31, 2014 were $3,598 as compared to $5,765 for the three months ended May 31, 2013. These expenses are normal and reoccurring for our Company as a development stage entity.

Consulting and Software Development. The expense for the three (3) months ended May 31, 2014 was $289,000 as compared to $36,047 for the three (3) months ended May 31, 2013. These increase costs of $252,953 were a result of the changes in software development activity.

Net Loss. Net loss for the three months ended May 31, 2014 was ($321,870) as compared to ($54,260) for the three months ended May 31, 2013. The substantial increase of net loss of $267,610 was a result of completion of the company’s development stage of internet and mobile applications.

Results for the Nine Months Ended May 31, 2014

Revenues. The Company’s revenues for the three months ended May 31, 2014 were $0. Additionally, the Company has not had any revenues from inception (June 2, 2008) to May 31, 2014.

Legal and Accounting Expenses. Legal and Accounting expenses for the nine months ended May 31, 2014 were $13,575 as compared to $37,793 for the nine months ended May 31, 2013. These decrease in costs of legal and accounting expenses were a direct result reduce costs related to auditing and reporting.

General and Administrative Expenses. General and administrative expenses for the nine months ended May 31, 2014 were $8,163 as compared to $14,355 for the nine months ended May 31, 2013. These expenses are normal and reoccurring for our Company as a development stage entity.

Consulting and Software Development. The expense for the nine months ended May 31, 2014 was $557,200 as compared to $113,517 for the nine months ended May 31, 2013. These increase costs of $443,683 were a result of the changes in software development activity.

Net Loss. Net loss for the nine months ended May 31, 2014 was ($622,624) as compared to ($177,499) for the nine months ended May 31, 2013. The substantial increase of net loss of $445,125 was a result of completion of the company’s development stage of internet and mobile applications.

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

As of May 31, 2014, total current assets were $ 18,245.

As of May 31, 2014, total current liabilities were $522,254, which consisted of $225,000 in accounts payable $234,690 for accrued expenses and $30,564 of advances from related parties $32,000 in Notes Payable. As of August 31, 2013, total current liabilities were $316,638, which consisted of $265,138 of accrued expenses, $50,000 advances from related parties and $1,500 of accounts payable. We had net working capital deficit of ($504,009) as of May 31, 2014, compared to net working deficit capital of ($316,385) at August 31, 2013.

During the nine months ended May 31, 2014, our operating activities used cash of $63,508. $130,464 of our expenses were paid by our officers. We issued a note payable for $32,000, sold common stock for $43,000 we used $7,500 to pay our related party advances for a net proceeds from financing of $67,500.

Material Commitments

The Company does not have any material commitments as of May 31, 2014.

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

As required by SEC Rule 13a-15(b), we carried out an evaluation, under the supervision and with the participation of our management, including our President and Treasurer, of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of our fourth fiscal quarter covered by this report. Based on the foregoing, our President and Treasurer concluded that our disclosure controls and procedures were not effective at the reasonable assurance level.  It should be noted that the design of any system of controls is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions, regardless of how remote.

MANAGEMENT’S REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

Our management is responsible for establishing and maintaining adequate internal control over financial reporting.  Internal control over financial reporting is defined in Rule 13a-15(f) or 15d-15(f) promulgated under the Securities Exchange Act of 1934 as a process designed by, or under the supervision of, the Company’s principal executive and financial officer and effected by the Company’s board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles and includes those policies and procedures that:

●	Pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of the assets of the Company;

●

Provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the Company are being made only in accordance with authorizations of management and directors of the Company; and

●

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

The Company’s management assessed the effectiveness of the Company’s internal control over financial reporting as of May 31, 2014.  In making this assessment, the Company’s management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control-Integrated Framework.  The COSO framework is based upon five integrated components of control: control environment, risk assessment, control activities, information and communications and ongoing monitoring.

Based on an evaluation under the supervision and with the participation of the Company’s management, the Company’s principal executive officer and principal financial officer has concluded that the Company’s disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act were not effective as of May 31, 2014 (the “Evaluation Date”), to ensure that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission rules and forms and (ii) accumulated and communicated to the Company’s management, including its principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.  Each of the following is deemed a material weakness in our internal control over financial reporting:

●

We do not have an audit committee.  While we are not currently obligated to have an audit committee, including a member who is an “audit committee financial expert,” as defined in Item 407 of Regulation S-K, under applicable regulations or listing standards; however, it is management’s view that such a committee .is an important internal control over financial reporting, the lack of which may result in ineffective oversight in the establishment and monitoring of internal controls and procedures.

●

We did not maintain proper segregation of duties for the preparation of our financial statements.  We currently have only one officer overseeing all transactions.  This has resulted in several deficiencies, including the lack of control over preparation of financial statements and proper application of accounting.

Management believes that the material weaknesses set forth in the two items above did not have an effect on our financial results. However, management believes that the lack of a functioning audit committee results in ineffective oversight in the establishment and monitoring of required internal controls and procedures, which could result in a material misstatement in our financial statements in future periods.

Management’s Remediation Initiatives

In an effort to remediate the identified material weaknesses and other deficiencies and enhance our internal controls, we plan to initiate the following series of measures once we have the financial resources to do so:

●

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

●	Management believes that the appointment of outside directors to a fully functioning audit committee, would remedy the lack of a functioning audit committee.

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

This annual report does not include an attestation report of the Company’s registered independent public accounting firm regarding internal control over financial reporting.  Management’s report was not subject to attestation by the Company’s independent registered public accounting firm pursuant to temporary rules of the SEC that permit the Company to provide only management’s report in this annual report.

PART II OTHER INFORMATION

Item 1. Legal Proceeding.

None.

Item 1A. Risk Factors.

Not required

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

On April 10, 2014 we issued 1,800,000 shares of common stock to consultants the total value of the services were $45,000. The value of the shares was based on the most recent share price of common stock issued for cash to non-related parties ($0.025 per share).

On April 23, 2014 we issued 100,000 shares of common stock for cash at $0.18 per share proceeds received were $18,000.

On May 6, 2014 we issued 700,000 shares of common stock to consultants the total value of the services were $126,000. The value of the shares was based on the most recent share price of common stock issued for cash to non-related parties ($0.18 per share).

On May 28, 2014 we issued 1,200,000 shares of common stock to consultants the total value of the services were $216,000. The value of the shares was based on the most recent share price of common stock issued for cash to non-related parties ($0.18 per share).

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

FIRST LEVEL ENTERTAINMENT GROUP, INC.

Date: July 15, 2014	By:	/s/ Steve Adelstein
Steve Adelstein
Chief Executive Officer