Form 10-K
period 2014-08-31
FIRST LEVEL ENTERTAINMENT GROUP, INC.
filed 2014-12-02
CIK 1503227

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

[X]  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended August 31, 2014

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

☐ Yes   ☒ No

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.

☐ Yes   ☒ No

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

☒ Yes   ☐ No

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

☒

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

☐ Yes   ☒ No

As of October 31, 2014 issuer had 37,000,000 shares of common stock issued and outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

No documents are incorporated by reference into this Report except those Exhibits so incorporated as set forth in the Exhibit index.

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

PART I

Item 1. Business

We are a development stage company incorporated in the state of Florida in June, 2008. The current focus of our development stage company has the primary focus of developing mobile applications as follows:

1) VIPwink

VIPwink is a patent pending mobile application which is available for beta testing for iTunes and Android phones in the fourth quarter of 2014. The VIPwink mobile application will empower individuals, brands and any others (VIP’s) with a significant Twitter following to monetize their fans, and differentiate the casual from the most passionate follower. The VIPwink app seamlessly integrates into the “VIP’s” existing Twitter account and gives them control over their original content.

Through the VIPwink mobile application, any “VIP” will be able to delay their Tweets to their existing Twitter network and reward their most passionate “followers” with immediate access to exclusive content or offers. Through the VIPwink platform, these “VIP’s” of the social world can offer premium content via a paid subscription based model. The premium content will be locked out to all non-subscribers and available on a time delay set by the “VIP” via admin functionality. VIPwink will finally enable all of Twitter’s most followed individuals and brands to monetize, identify, and capture direct contact data from their true fans. This application is currently being beta tested.

VIPwink has executed agreements with a selective roster of VIP celebrities, athletes, branded products and others for our beta testing of our functioning prototype. The preliminary roster of VIPwink has approximately 20,000,000 followers on Twitter as of October 31, 2014. We continuously are in negotiations to execute further agreements to coincide with our development of this application.

2) MobileSonars

Mobile Sonars is a white label mobile application, that through questionnaire for any location that is “pushed” to the user when they arrive matching is then determined. If activated and at the geo-location a user is then matched with others who have answered the questions in a similar manner based on a pre-determined or user selected threshold. Mobile Sonars will allow a partner site to monetize a growing database of users that are on property or at the event in real time. Which will allow them to offer deals, discounts, and coupons while users are both their and not there. Allow users to connect to others at a specific location and only that location or event, who match specific criteria.

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

Employees

As of August 31, 2014, we have one full-time employee. Most activities to date have been undertaken by our officers as needed. Our officers do not currently spend all of their time on our business and estimate they devote approximately 15% of their business time on the business of the Company. We anticipate that we will begin hiring employees as needed to support our business.

Management

The following table provides information on our executive officers and directors:

Name	Age	Positions
Steve Adelstein	67	Chairman of the Board and Chief Executive Officer
Robert Hussey	65	President, director
Steven Berman	51	Chief Operating Officer, director
Alfred Fernandez	51	Chief Financial Officer, director

Steve Adelstein.  Mr. Adelstein has served as our Chairman of the Board of Directors and Chief Executive Officer since April 2012. Mr. Adelstein has a financial background and is an inactive Certified Public Accountant. Mr. Adelstein has been an investor, founder, officer, director and/or consultant in several start-up development stage companies over the past five years including, but not limited to EcoLiveGreen Corp., Buyrite Club Corp., Oser Ventures Inc. and Information Architects. Corp.   Additionally, Mr. Adelstein over the past five years was an acting financial consultant to several public and private entities.

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

Item 1A.  Risk Factors

Not required.

Item 1B.  Unresolved Staff Comments

None.

Item 2.  Properties

As of August 31, 2014 and 2013, the Company did not lease or own any properties. Currently, the Company utilizes the offices of Steve Adelstein, our Chief Executive Officer and Chairman of the Board of Directors, at no cost to the Company and is included in consulting fees charged by the Chairman to the Company for services performed.

Item 3.  Legal Proceedings

None.

Item 4.  Mine Safety Disclosures

Not applicable.

PART II

Item 5.  Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information

As of August 31, 2014, there were approximately 50 shareholders of record of the Company’s Common Stock.

Dividends and Dividend Policy

The Company did not declare or pay cash dividends in either fiscal year 2014 or 2013. The Company anticipates that, for the foreseeable future, it will retain any earnings for use in the operation of its business.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

None.

Equity Compensation Plan Information as of August 31, 2014 and 2013

We have made individual grants of shares of our common stock from time to time as compensation to directors, officers consultants and advisors. Such grants are not approved by the shareholders.

Item 6.  Selected Financial Data.

Not applicable.

Item 7.  Management’s Discussions and Analysis of Financial Condition and Results of Operations.

Results of Operations

In the year ended August 31, 2014 we had $-0- in sales of products and $-0- in cost of sales. Legal and accounting fees were $17,375.  Selling, general and administrative expenses were $65,520.  Consulting and software development costs were $629,384. Interest expense was $8,456 and impairment expense was $-0-. As a result we recorded a net loss of $793,548 in the year ended August 31, 2014. The increase in Consulting and software development costs is a result of our completion of our VIPwink app

In the year ended August 31, 2013 we had $-0- in sales of products and $-0- in cost of sales. Legal and accounting fees were $57,543.  Selling, general and administrative expenses were $10,343.  Consulting and software development costs were $321,677. Interest expense was $11,834 and impairment expense was $-0-. As a result we recorded a net loss of $401,397 in the twelve months ended August 31, 2013.

Liquidity and Capital Resources

During the twelve months ended August 31, 2014, working capital decreased $178,548 to a deficit of $494,933 from a deficit of $316,385.  The primary reason for the decrease was an increase in accounts payable of $221,489 and a decrease in accrued expenses of $62,875. During this same period, stockholders’ equity decreased by $178,548 as a result of net losses incurred during the fiscal year.

Cash flows

Net cash used in operating activities was $132,934 for the year ended August 31, 2014. In the 2014 period cash was used by our loss from operations and increases in accounts payable offset by cash provided by our increases in accrued expenses, common stock issued for services and impairment expenses.

Net cash used in operating activities was $49,533 for the year ended August 31, 2013. In the 2013 period cash was used by our loss from operations, offset by increases in accounts payable and accrued expenses and common stock issued for services.

Net cash provided by financing activities for the year ended August 31, 2014 was $133,000 and reflects proceeds we received from our chief executive officer, proceeds form the issuance of common stock, issuance of short-term notes payable, offset by payments on related party debt.

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

Stock-Based Compensation - Employees

The Company accounts for its stock based compensation in which the Company obtains employee services in share-based payment transactions under the recognition and measurement principles of the fair value recognition provisions of section 718-10-30 of the FASB Accounting Standards Codification. Pursuant to paragraph 718-10-30-6 of the FASB Accounting Standards Codification, all transactions in which goods or services are the consideration received for the issuance of equity instruments are accounted for based on the fair value of the consideration received or the fair value of the equity instrument issued, whichever is more reliably measurable.

The measurement date used to determine the fair value of the equity instrument issued is the earlier of the date on which the performance is complete or the date on which it is probable that performance will occur.

If the Company is a newly formed corporation or shares of the Company are thinly traded, the use of share prices established in the Company’s most recent private placement memorandum (based on sales to third parties) (“PPM”), or weekly or monthly price observations would generally be more appropriate than the use of daily price observations as such shares could be artificially inflated due to a larger spread between the bid and asked quotes and lack of consistent trading in the market.

The fair value of share options and similar instruments is estimated on the date of grant using a Black-Scholes option-pricing valuation model.  The ranges of assumptions for inputs are as follows:

•

Expected term of share options and similar instruments: The expected life  of options and similar instruments represents the period of time the option  and/or warrant are expected to be outstanding. Pursuant to Paragraph  718-10-50-2(f)(2)(i) of the FASB Accounting Standards Codification the  expected term of share options and similar instruments represents the period  of time the options and similar instruments are expected to be outstanding  taking into consideration of the contractual term of the instruments and  employees’ expected exercise and post-vesting employment termination  behavior into the fair value (or calculated value) of the instruments. Pursuant  to paragraph 718-10-S99-1, it may be appropriate to use the simplified  method, i.e., expected term = ((vesting term + original contractual term) / 2),  if (i) A company does not have sufficient historical exercise data to provide a  reasonable basis upon which to estimate expected term due to the limited  period of time its equity shares have been publicly traded; (ii) A company  significantly changes the terms of its share option grants or the types of  employees that receive share option grants such that its historical exercise  data may no longer provide a reasonable basis upon which to estimate expected  term; or (iii) A company has or expects to have significant structural changes  in its business such that its historical exercise data may no longer provide a  reasonable basis upon which to estimate expected term. The Company uses  the simplified method to calculate expected term of share options and similar  instruments as the company does not have sufficient historical exercise data to  provide a reasonable basis upon which to estimate expected term.

•

Expected volatility of the entity’s shares and the method used to estimate it.  Pursuant to ASC Paragraph 718-10-50-2(f)(2)(ii) a thinly-traded or nonpublic  entity that uses the calculated value method shall disclose the reasons why it  is not practicable for the Company to estimate the expected volatility of its  share price, the appropriate industry sector index that it has selected, the reasons  for selecting that particular index, and how it has calculated historical volatility  using that index. The Company uses the average historical volatility of the  comparable companies over the expected contractual life of the share options  or similar instruments as its expected volatility. If shares of a company are  thinly traded the use of weekly or monthly price observations would generally  be more appropriate than the use of daily price observations as the volatility  calculation using daily observations for such shares could be artificially inflated  due to a larger spread between the bid and asked quotes and lack of consistent  trading in the market.

•

Expected annual rate of quarterly dividends. An entity that uses a method that employs  different dividend rates during the contractual term shall disclose the range of  expected dividends used and the weighted-average expected dividends. The expected  dividend yield is based on the Company’s current dividend yield as the best estimate  of projected dividend yield for periods within the expected term of the share options  and similar instruments.

•

Risk-free rate(s). An entity that uses a method that employs different risk-free rates  shall disclose the range of risk-free rates used. The risk-free interest rate is based  on the U.S. Treasury yield curve in effect at the time of grant for periods within the  expected term of the share options and similar instruments.

Generally, all forms of share-based payments, including stock option grants, warrants and restricted stock grants and stock appreciation rights are measured at their fair value on the awards’ grant date, based on estimated number of awards that are ultimately expected to vest.

The expense resulting from share-based payments is recorded in general and administrative expense in the statements of operations.

Equity Instruments Issued to Parties Other Than Employees for Acquiring Goods or Services

The Company accounts for equity instruments issued to parties other than employees for acquiring goods or services under guidance of Sub-topic 505-50 of the FASB Accounting Standards Codification (“Sub-topic 505-50”).

Pursuant to ASC Section 505-50-30, all transactions in which goods or services are the consideration received for the issuance of equity instruments are accounted for based on the fair value of the consideration received or the fair value of the equity instrument issued, whichever is more reliably measurable.  The measurement date used to determine the fair value of the equity instrument issued is the earlier of the date on which the performance is complete or the date on which it is probable that performance will occur.  If the Company is a newly formed corporation or shares of the Company are thinly traded the use of share prices established in the Company’s most recent private placement memorandum (“PPM”), or weekly or monthly price observations would generally be more appropriate than the use of daily price observations as such shares could be artificially inflated due to a larger spread between the bid and asked quotes and lack of consistent trading in the market.

•	The fair value of share options and similar instruments is estimated on the date of grant using a Black-Scholes option-pricing valuation model. The ranges of assumptions for inputs are as follows:

•

Expected term of share options and similar instruments: Pursuant to  Paragraph 718-10-50-2(f)(2)(i) of the FASB Accounting Standards  Codification the expected term of share options and similar instruments  represents the period of time the options and similar instruments are expected  to be outstanding taking into consideration of the contractual term of the  instruments and holder’s expected exercise behavior into the fair value  (or calculated value) of the instruments. The Company uses historical  data to estimate holder’s expected exercise behavior. If the Company is a  newly formed corporation or shares of the Company are thinly traded the  contractual term of the share options and similar instruments is used as the  expected term of share options and similar instruments as the Company does  not have sufficient historical exercise data to provide a reasonable basis  upon which to estimate expected term.

•

Expected volatility of the entity’s shares and the method used to estimate it.  Pursuant to ASC Paragraph 718-10-50-2(f)(2)(ii) a thinly-traded or nonpublic . entity that uses the calculated value method shall disclose the reasons  why it is not practicable for the Company to estimate the expected volatility  of its share price, the appropriate industry sector index that it has selected,  the reasons for selecting that particular index, and how it has calculated  historical volatility using that index. The Company uses the average  historical volatility of the comparable companies over the expected contractual  life of the share options or similar instruments as its expected volatility.  If shares of a company are thinly traded the use of weekly or monthly price  observations would generally be more appropriate than the use of daily  price observations as the volatility calculation using daily observations for  such shares could be artificially inflated due to a larger spread between the bid and asked quotes and lack of consistent trading in the market.

•

Expected annual rate of quarterly dividends. An entity that uses a method  that employs different dividend rates during the contractual term shall  disclose the range of expected dividends used and the weighted-average  expected dividends. The expected dividend yield is based on the Company’s  current dividend yield as the best estimate of projected dividend yield for  periods within the expected term of the share options and similar instruments.

•

Risk-free rate(s). An entity that uses a method that employs different risk-free  rates shall disclose the range of risk-free rates used. The risk-free interest rate  is based on the U.S. Treasury yield curve in effect at the time of grant for  periods within the expected term of the share options and similar instruments.

Pursuant to ASC paragraph 505-50-25-7, if fully vested, non-forfeitable equity instruments are issued at the date the grantor and grantee enter into an agreement for goods or services (no specific performance is required by the grantee to retain those equity instruments), then, because of the elimination of any obligation on the part of the counterparty to earn the equity instruments, a measurement date has been reached. A grantor shall recognize the equity instruments when they are issued (in most cases, when the agreement is entered into). Whether the corresponding cost is an immediate expense or a prepaid asset (or whether the debit should be characterized as contra-equity under the requirements of paragraph 505-50-45-1) depends on the specific facts and circumstances. Pursuant to ASC paragraph 505-50-45-1, a grantor may conclude that an asset (other than a note or a receivable) has been received in return for fully vested, non-forfeitable equity instruments that are issued at the date the grantor and grantee enter into an agreement for goods or services (and no specific performance is required by the grantee in order to retain those equity instruments). Such an asset shall not be displayed as contra-equity by the grantor of the equity instruments. The transferability (or lack thereof) of the equity instruments shall not affect the balance sheet display of the asset. This guidance is limited to transactions in which equity instruments are transferred to other than employees in exchange for goods or services. Section 505-50-30 provides guidance on the determination of the measurement date for transactions that are within the scope of this Subtopic.

Pursuant to Paragraphs 505-50-25-8 and 505-50-25-9, an entity may grant fully vested, non-forfeitable equity instruments that are exercisable by the grantee only after a specified period of time if the terms of the agreement provide for earlier exercisability if the grantee achieves specified performance conditions. Any measured cost of the transaction shall be recognized in the same period(s) and in the same manner as if the entity had paid cash for the goods or services or used cash rebates as a sales discount instead of paying with, or using, the equity instruments. A recognized asset, expense, or sales discount shall not be reversed if a share option and similar instrument that the counterparty has the right to exercise expires unexercised.

Pursuant to ASC paragraph 505-50-30-S99-1, if the Company receives a right to receive future services in exchange for unvested, forfeitable equity instruments, those equity instruments are treated as unissued for accounting purposes until the future services are received (that is, the instruments are not considered issued until they vest). Consequently, there would be no recognition at the measurement date and no entry should be recorded.

Uncertain Tax Positions

The Company did not take any uncertain tax positions and had no adjustments to its income tax liabilities or benefits pursuant to the provisions of Section 740-10-25 for the reporting periods ended August 31, 2014 and 2013.

Related Parties

The Company follows subtopic 850-10 of the FASB Accounting Standards Codification for the identification of related parties and disclosure of related party transactions.

Pursuant to Section 850-10-20 the related parties include (a) affiliates of the Company; (b) Entities for which investments in their equity securities would be required, absent the election of the fair value option under the Fair Value Option Subsection of Section 825–10–15, to be accounted for by the equity method by the investing entity; (c) trusts for the benefit of employees, such as pension and profit-sharing trusts that are managed by or under the trusteeship of management; (d) principal owners of the Company; (e) management of the Company; (f) other parties with which the Company may deal if one party controls or can significantly influence the management or operating policies of the other to an extent that one of the transacting parties might be prevented from fully pursuing its own separate interests; and (g) other parties that can significantly influence the management or operating policies of the transacting parties or that have an ownership interest in one of the transacting parties and can significantly influence the other to an extent that one or more of the transacting parties might be prevented from fully pursuing its own separate interests.

The consolidated financial statements shall include disclosures of material related party transactions, other than compensation arrangements, expense allowances, and other similar items in the ordinary course of business. However, disclosure of transactions that are eliminated in the preparation of consolidated or combined financial statements is not required in those statements. The disclosures shall include: (a) the nature of the relationship(s) involved; (b) a description of the transactions, including transactions to which no amounts or nominal amounts were ascribed, for each of the periods for which income statements are presented, and such other information deemed necessary to an understanding of the effects of the transactions on the financial statements; (c) the dollar amounts of transactions for each of the periods for which income statements are presented and the effects of any change in the method of establishing the terms from that used in the preceding period; and (d) amounts due from or to related parties as of the date of each balance sheet presented and, if not otherwise apparent, the terms and manner of settlement.

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

Item 8.  Financial Statements and Supplementary Data

FIRST LEVEL ENTERTAINMENT GROUP, INC.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors

First Level Entertainment Group, Inc.

(A Development Stage Company)

We have audited the accompanying consolidated balance sheets of First Level Entertainment Group, Inc. (“the Company”) as of August 31, 2014 and 2013, and the related consolidated statements of operations, stockholders’ deficit and cash flows for the years then ended.  These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion the consolidated financial statements referred to above present fairly, in all material respects, the financial position of First Level Entertainment Group, Inc. as of August 31, 2014 and 2013, and the results of its operations and cash flows for the years then ended, in conformity with U.S. generally accepted accounting principles.

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

/s/ Sadler Gibb, LLC

Salt Lake City, UT

December 1, 2014

FIRST LEVEL ENTERTAINMENT GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	August 31,	August 31,
	2014	2013

ASSETS

CURRENT ASSETS:
Cash and equivalents	$319	$253
Total Current Assets	319	253

LIABILITIES AND STOCKHOLDERS’ DEFICIT

CURRENT LIABILITIES:
Accounts payable	222,989	1,500
Accrued expenses	202,263	265,138
Advance from related parties	—	50,000
Notes payable	70,000	—
Total Current Liabilities	495,252	316,638

STOCKHOLDERS’ DEFICIT:
Preferred Stock, par value $.001; 10,000,000 shares authorized; 0 issued and outstanding at August 31, 2014 and August 31, 2013	—	—
Common stock , par value $.001; 500,000,000 shares authorized; 36,000,000 shares issued as of August 31, 2014 and 30,000,000 shares issued as of August 31, 2013	36,000	30,000
Additional paid in capital	1,744,000	1,135,000
Accumulated Deficit	(2,274,933)	(1,481,385)
Total Stockholders’ Deficit	(494,933)	(316,385)

Total Liabilities and Stockholders’ Deficit	$319	$253

The accompanying notes are an integral part of these consolidated financial statements.

FIRST LEVEL ENTERTAINMENT GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Years Ended
	August 31,
	2014	2013

Revenue	$—	$—

Operating Expenses:
Advertising and Marketing	72,813	—
Legal and Accounting	17,375	57,543
Consulting and Software Development	629,384	321,677
General and Administrative	65,520	10,343

Total Operating Expenses	785,092	389,563

Operating Loss	(785,092)	(389,563)

Other Expense
Interest Expense	(8,456)	(11,834)
Total Other Expense	(8,456)	(11,834)

Net loss before Income Taxes	(793,548)	(401,397)

Provision for Income Taxes	—	—

Net loss	(793,548)	(401,397)

Basic and diluted net loss per common share	$(0.02)	$(0.02)

Basic and diluted weighted average number of common shares outstanding	32,204,384	21,987,215

The accompanying notes are an integral part of these consolidated financial statements.

FIRST LEVEL ENTERTAINMENT GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ DEFICIT

					Total
			Additional		Stockholders’
	Common Stock		Paid in	Accumulated	Equity
	Shares	Amount	Capital	Deficit	(Deficit)

Balance at August 31, 2012	17,500,000	$17,500	$835,000	$(1,079,988)	$(227,488)

Common stock issued for debt	3,590,000	3,590	86,160	—	89,750
Common stock issued for services	8,910,000	8,910	213,840	—	222,750
Net Loss for the year ended August 31, 2013	—	—	—	(401,397)	(401,397)
Balance at August 31, 2013	30,000,000	$30,000	$1,135,000	$(1,481,385)	$(316,385)

Common stock issued for cash	1,200,000	1,200	59,800	—	61,000
Common stock issued for services	2,378,700	2,379	351,387	—	353,766
Common stock issued for debt	2,421,300	2,421	197,813	—	200,234
Net Loss for the year ended August 31, 2014	—	—	—	(793,548)	(793,548)
Balance at August 31, 2014	36,000,000	$36,000	$1,744,000	$(2,274,933)	$(494,933)

The accompanying notes are an integral part of these consolidated financial statements.

FIRST LEVEL ENTERTAINMENT GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Years Ended
	August 31,
	2014	2013

OPERATING ACTIVITIES:
Net loss	$(793,548)	$(401,397)
Adjustments to reconcile net loss to net cash used in operating activities:
Impairment of intellectual assets, net	—	—
Expenses paid on behalf of the company	148,234	6,901
Stock issued for services	353,766	222,749
Changes in operating assets and liabilities:
Accounts payable and accrued expenses	158,614	122,214

Net cash used in operating activities	(132,934)	(49,533)

INVESTING ACTIVITIES:	—	—

FINANCING ACTIVITIES:
Increase/(decrease) in notes payable	70,000	—
Cash increase due to related notes payable	38,250	45,350
Payments on related party debt	(36,250)	—
Issuance of common stock for cash	61,000	—
Net cash provided by financing activities	133,000	45,350

NET INCREASE (DECREASE) IN CASH	66	(4,183)
CASH BEGINNING BALANCE	253	4,436

CASH ENDING BALANCE	$319	$253

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Taxes paid	—	—
Interest paid	—	—

NON-CASH TRANSACTIONS AFFECTING OPERATING, INVESTING AND FINANCING ACTIVITIES:
Stock issued for debt	200,234	89,751

The accompanying notes are an integral part of these consolidated financial statements.

FIRST LEVEL ENTERTAINMENT GROUP, INC.

Notes to Consolidated Financial Statements

August 31, 2014

NOTE 1 – NATURE OF OPERATIONS AND BASIS OF PRESENTATION

First Level Entertainment Group, Inc. (“the Company”), formerly known as Sound Kitchen Entertainment Group, Inc., is in the development stage commencing operations in February 1, 2012 and has incurred losses since entering the development stage totaling $2,274,933.  The Company was incorporated on June 2, 2008 in the State of Florida and established a fiscal year end of August 31.  The Company is in the entertainment business presently focusing on mobile applications. The Company has the following wholly-owned subsidiaries: i) Mobile Sonars Inc.; ii) Am I There Inc.; iii) Message Attic Corp; iv) VIP Wink Corp.

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

Long-Lived Assets

In accordance with ASC 360-10-05-4 “Property, Plant, and Equipment-Impairment or Disposal of Long-Lived Assets”, which was previously Financial Accounting SFAS No.144, “Accounting for the Impairment or Disposal of Long-lived Assets”, the Company assesses long-lived assets, such as property and equipment and intangible assets subject to amortization, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset group may not be fully recoverable. Recoverability of asset groups to be held and used in measured by a comparison of the carrying amount of an asset group to estimated undiscounted future cash flows expected to be generated by the asset group. If the carrying amount exceeds its estimated future cash flows, an impairment charge is recognized by the amount by which the carrying amount of an asset group exceeds the fair value of the asset group. The Company evaluates its long-lived assets for impairment on at least an annual basis. The Company recorded impairment charges of $-0- and $-0- during the fiscal years ended August 31, 2014 and 2013, respectively.

FIRST LEVEL ENTERTAINMENT GROUP, INC.

Notes to Consolidated Financial Statements

August 31, 2014

Fair Value for Financial Assets and Financial Liabilities

The Company follows paragraph 825-10-50-10 of the FASB Accounting Standards Codification (“ASC”) for disclosures about fair value of its financial instruments and paragraph 820-10-35-37 of the FASB ASC (“Paragraph 820-10-35-37”) to measure the fair value of its financial instruments. Paragraph 820-10-35-37 establishes a framework for measuring fair value in U.S. GAAP, and expands disclosures about fair value measurements. To increase consistency and comparability in fair value measurements and related disclosures, Paragraph 820-10-35-37 establishes a fair value hierarchy which prioritizes the inputs to valuation techniques used to measure fair value into three broad levels. The fair value hierarchy gives the highest priority to quoted prices (unadjusted) in active markets for identical assets or liabilities and the lowest priority to unobservable inputs. The three levels of fair value hierarchy defined by Paragraph 820-10-35-37 are described below:

Level 1 -	Quoted market prices available in active markets for identical assets or liabilities as of the reporting date.

Level 2 -	Pricing inputs other than quoted prices in active markets included in Level 1, which are either directly or indirectly observable as of the reporting date.

Level 3 -	Pricing inputs that are generally observable inputs and not corroborated by market data.

The carrying amounts of the Company’s financial assets and liabilities, such as cash, advances, prepaid expenses and accounts payable approximate their fair values because of the short maturity of these instruments.

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

Basic and Diluted Net Loss per Common Share

Basic loss per share is calculated by dividing the Company’s net loss applicable to common stockholders by the weighted average number of common shares during the period. Diluted loss per share is calculated by dividing the Company’s net loss available to common stockholders by the diluted weighted average number of shares outstanding during the year. The diluted weighted average number of shares outstanding is adjusted for any potentially dilutive debt or equity. There are no such common stock equivalents outstanding as of August 31, 2014 or 2013, which were excluded from the calculation of diluted loss per common share as their effect would have been anti-dilutive.

FIRST LEVEL ENTERTAINMENT GROUP, INC.

Notes to Consolidated Financial Statements

August 31, 2014

Software Development Costs

The Company capitalizes its costs to develop its software when preliminary development efforts are successfully completed, management has authorized and committed project funding, and it is probable that the project will be completed and the software will be used as intended. Such costs are amortized on a straight-line basis over the estimated useful life of the related asset, which approximates three years. Costs incurred prior to meeting these criteria, together with costs incurred for training and maintenance, are expensed as incurred. Costs incurred for enhancements that are expected to result in additional material functionality are capitalized and expensed over the estimated useful life of the upgrades.

The Company did not capitalize any software development costs in fiscal year 2014 or 2013 because the above criteria have not yet been met. The Company’s capitalized software amortization will be included in depreciation and amortization in the Company’s statements of operations.

The company has had consulting and software development expenses of $629,384 for the year ended August 31, 2014 and $321,677 for the year ended August 31, 2013.

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

Recent Accounting Pronouncements

In June 2014, the FASB issued ASU 2014-10, “Development Stage Entities (Topic 915):  Elimination of Certain Financial Reporting Requirements, Including an Amendment to Variable Interest Entities Guidance in Topic 810, Consolidation”. The guidance eliminates the definition of a development stage entity thereby removing the incremental financial reporting requirements from U.S. GAAP for development or exploration stage entities, primarily presentation of inception to date financial information. The provisions of the amendments are effective for annual reporting periods beginning after December 15, 2014, and the interim periods therein. However, early adoption is permitted. Accordingly, the Company has adopted this standard as of August 31, 2014.

FIRST LEVEL ENTERTAINMENT GROUP, INC.

Notes to Consolidated Financial Statements

August 31, 2014

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

As of August 31, 2013 the Company owed $50,000 to related parties for operating expenses paid on the Company’s behalf.  During the year ended August 31, 2014 this related party advanced $38,250 to the company and paid for $148,234 of additional operating expenses on the Company’s behalf.  The Company paid $36,250 in cash against the outstanding payable and paid 320,000 shares of common stock at $0.025 per share in settlement of $8,000 of the outstanding payable and 580,000 shares of common stock at $0.18 per share in settlement of $104,400 leaving an ending balance due of $-0-.  All related party balances bear no interest and are due on demand.

NOTE 5 – NOTES PAYABLE

On April 10, 2014, the Company entered into a note agreement with an unrelated third party to borrow a maximum amount of $150,000 (determined from time to time as advances are made) having a stated interest rate of six (6) percent and is convertible into common shares at fair market value at the discretion of the note holder both principal and interest are due April 10, 2015 and can be prepaid without penalty. At August 31 2014, the principal balance of the note outstanding was $70,000 with accrued interest of $790.

NOTE 6 – STOCKHOLDERS’ DEFICIT

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

FIRST LEVEL ENTERTAINMENT GROUP, INC.

Notes to Consolidated Financial Statements

August 31, 2014

During the year ended August 31, 2014, the Company issued 2,421,300 (post stock-split) shares of common stock valued at $0.08 per share in extinguishment of $200,234 of related party notes and other accounts payable. No gain or loss on extinguishment was recognized in the transactions.  The Company also issued 2,378,700 (post stock-split) shares of common stock valued at $0.15 per share for services valued at $353,766. The values of the shares were based on the most recent share price of common stock issued for cash to non-related parties. During the year ended August 31, 2014 the Company also issued 1,200,000 (post stock-split) shares of common stock valued at $0.05 per share for cash proceeds of $61,000.

NOTE 7 – INCOME TAXES

Net deferred tax assets consist of the following components:

	August 31, 2014	August 31, 2013
Deferred tax asset:
Net operating loss carryforwards	$(898,599)	$(585,147)
Common stock issued for services	455,770	316,032
Impairment expense	103,688	103,688
Valuation allowance	339,141	165,427
Net deferred tax asset	$—	$—

The income tax provision differs from the amount of income tax determined by applying the U.S. federal and state income statutory tax rates to pretax income (loss) from continuing operations as follows:

	August 31, 2014	August 31, 2013
Tax benefit at statutory rates	$(313,451)	$(158,552)
Common stock issued for services	139,738	87,986
Impairment expense	—	—
Change in valuation allowance	173,713	70,566
Net provision for income taxes	$—	$—

The Company has accumulated net operating loss carryovers of approximately $898,599 as of August 31, 2014, which are available to reduce future taxable income.  Due to the change in ownership provisions of the Tax Reform Act of 1986, net operating loss carry forwards for federal income tax reporting purposes may be subject to annual limitations. A change in ownership may limit the utilization of the net operating loss carry forwards in future years. The tax losses begin to expire in 2034.

NOTE 8 – SUBSEQUENT EVENTS

During September 2014, the Company was advanced $185,200 by a related party.  The related party also paid expenses of the company of $9,042.

During September 2014, the Company paid $48,000 of its note payable to reduce the outstanding balance to $22,000

During October 2014, the Company issued 1,000,000 shares of common stock valued at $0.18 per share.  The company received $132,000 of cash and $48,000 in services.

In accordance with ASC 855-10, the Company has analyzed its operations subsequent to August 31, 2014 through the date these financial statements were issued and has determined that it does not have any material subsequent events to disclose in these financial statements other than the events described above.

Item 9.  Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item9A.  Controls and Procedures.

Disclosure controls and procedures

Under the direction of our Principal Executive Officer and Principal Financial Officer, we evaluated our disclosure controls and procedures as of August 31, 2014. Our Principal Executive Officer and Principal Financial Officer concluded that our disclosure controls and procedures were not effective as of August 31, 2014.

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

The Company’s management assessed the effectiveness of the Company’s internal control over financial reporting as of August 31, 2014.  In making this assessment, the Company’s management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control-Integrated Framework.  The COSO framework is based upon five integrated components of control: control environment, risk assessment, control activities, information and communications and ongoing monitoring.

Based on the assessment performed, management has concluded that the Company’s internal control over financial reporting, as of August 31, 2014, is not effective to provide reasonable assurance regarding the reliability of its financial reporting and the preparation of its financial statements in accordance with generally accepted accounting principles.  Further, management has identified material weaknesses in internal control over financial reporting as of August 31, 2014.

Based on an evaluation under the supervision and with the participation of the Company’s management, the Company’s principal executive officer and principal financial officer has concluded that the Company’s disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act were not effective as of August 31, 2014 (the “Evaluation Dates”), to ensure that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission rules and forms and (ii) accumulated and communicated to the Company’s management, including its principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.  Each of the following is deemed a material weakness in our internal control over financial reporting:

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

None.

PART III

Item 10.  Directors and Executive Officers and Corporate Governance

Steve Adelstein, Chief Executive Officer and Chairman of the Board

Mr. Adelstein has served as our Chairman of the Board of Directors and Chief Executive Officer since April 2012. Mr. Adelstein has a financial background and is an inactive Certified Public Accountant. Mr. Adelstein has been an investor, founder, officer, director and/or consultant in several start-up development stage companies over the past five years including, but not limited to EcoLiveGreen Corp., Buyrite Club Corp., Oser Ventures Inc. and Information Architects Corp.  Additionally, Mr. Adelstein over the past five years was an acting financial consultant to several public and private entities.

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

Item 11.  Executive Compensation

Summary Compensation Table

The table below summarizes all compensation awarded to, earned by, or paid to our officers for our last two completed fiscal years for all services rendered to us. No other executive officer was paid in excess of $100,000 during any such fiscal years.

SUMMARY COMPENSATION TABLE

The following table provides certain summary information concerning cash and certain other compensation we paid to our Officer for the fiscal year ending August 31, 2014 and 2013

Name & Principal Position	Fiscal Year	Salary	Stock Bonus	Option Awards	Non-Equity Incentive Plan Awards	Non-Qualified Deferred Compensation Earnings	All Other Compensation	Total
Steve Adelstein	2014	-0-	-0-	-0-	-0-	-0-	221,200	221,200
Chief Executive Officer	2013	-0-	-0-	-0-	-0-	-0-	328,500	328,500

Steve Berman	2014	36,000	8,100	-0-	-0-	-0-	68,000	112,100
Chief Operating Officer	2013	-0-	-0-	-0-	-0-	-0-	141,766	141,766

Alfred Fernandez	2014	-0-	28,800	-0-	-0-	-0-	34,250	63,050
Chief Financial Officer	2013	-0-	-0-	-0-	-0-	-0-	18,250	18,250

Robert Hussey	2014	-0-	-0-	-0-	-0-	-0-	28,000	28,000
Director	2013	-0-	-0-	-0-	-0-	-0-	15,000	15,000

Other Compensation Arrangements

None of our executive officers have any written employment agreements or any arrangements for employee benefits, severance payments or change of control payments. We have not established any long-term compensation plans, stock based compensation plans, incentive compensation plans or other compensation or benefit plans. We anticipate that such plans will be established as our business develops.

Director Compensation

No compensation was paid to our directors in the fiscal year ended August 31, 2014.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Principal Shareholders

At October 31, 2014, we had 37,000,000 shares of our common stock issued and outstanding.  The following table sets forth information regarding the beneficial ownership of our common stock as of October 31, 2014 by:

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

Name	Nature of Beneficial Ownership	Percentage
Steve Adelstein (1)	17,100,000	46.0%
Steven Berman (2)	2,666,667	6.1%
Alfred Fernandez	1,260,000	3.4%
Robert Hussey	2,100,000	5.7%
All Officer and Directors	22,726,667	61.4%
Tammi Shnider (3)	7,866,668	21.3%

(1)   Includes 8,100,000 shares of our common stock held of record by Venture Capital Clinic Corp., and 1,800,000 common shares held in the name of H2O Ultra Water Corp; both companies of which Mr. Adelstein is the sole officer and director.  Mr. Adelstein has voting and dispositive control over securities held of record by Venture Capital Clinic Corp.

(2)   Includes 666,667 common shares held in the name of related parties (wife and two children) under the same household.

(3)   Ms. Shnider is the adult daughter of Mr. Adelstein. The number of shares of our common stock that are beneficially owned by Tammi Shnider includes 666,667 shares held for four (4) minor age children.

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

From time to time, the Company borrows from officers, directors and related parties. At August 31, 2014 and 2013, these loans and advances were $-0- and $50,000 respectively.

Audit Committee

The Board of Directors has not designated a separate audit committee and the entire board, whose members are named above, conducts the functions of such a committee. None of the directors is an audit committee financial expert.

Item 14.  Principal Accounting Fees And Services.

	Year Ended August 31, 2014	Year Ended August 31, 2013
Audit fees	$9,500	$9,500
Audit-related fees	$0	$0
Tax fees	$0	$0
All other fees	$0	$0
Total	$9,500	$9,500

Audit Fees

During the fiscal year ended August 31, 2014, we incurred approximately $9,500 in fees to our principal independent accountants for professional services rendered in connection with the audit and reviews of our financial statements for fiscal years ended August 31, 2014.

During the fiscal year ended August 31, 2013, we incurred approximately $9,500 in fees to our principal independent accountants for professional services rendered in connection with the audit and reviews of our financial statements for fiscal year ended August 31, 2013.

Audit-Related Fees

The aggregate fees billed during the fiscal years ended August 31, 2014 and 2013 for assurance and related services by our principal independent accountants that are reasonably related to the performance of the audit or review of our financial statements (and are not reported under Item 9(e)(1) of Schedule 14A was $-0- and $-0-, respectively.

Tax Fees

The aggregate fees billed during the fiscal years ended August 31, 2014 and 2013 for professional services rendered by our principal accountant tax compliance, tax advice and tax planning were $-0- and $-0-, respectively.

All Other Fees

The aggregate fees billed during the fiscal years ended August 31, 2014 and 2013 for products and services provided by our principal independent accountants (other than the services reported in Items 9(e)(1) through 9(e)(3) of Schedule 14A was $-0- and $-0-, respectively.

Pre-approved Policies

The board of directors, acting as the audit committee considered whether, and determined that, the auditor’s provision of non-audit services was compatible with maintaining the auditor’s independence.  All of the services described above for the years ended August 31, 2014 and 2013 were approved by the board of directors pursuant to its policies and procedures.

Board of Directors Report

The Board of Directors has reviewed and discussed with the Company’s management and independent auditor the audited consolidated financial statements of the Company contained in the Company’s Annual Report on Form 10-K for the fiscal year ended August 31, 2014. The Board has also discussed with the independent auditor the matters required to be discussed pursuant to SAS No. 61 (Codification of Statements on Auditing Standards, AU Section 380), which includes, among other items, matters related to the conduct of the audit of the Company’s consolidated financial statements.

The Board has received and reviewed the written disclosures and the letter from the independent auditor required by the applicable requirements of the Public Company Accounting Oversight Board regarding the independent auditor’s communications with the Board concerning independence, and has discussed with its independent auditor its independence from the Company.

The Board has considered whether the provision of services other than audit services is compatible with maintaining auditor independence. Based on the review and discussions referred to above, the Board approved the inclusion of the audited consolidated financial statements in the Company’s Annual Report on Form 10-K for its fiscal year ended August 31, 2014 and 2013 for filing with the SEC.

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

FIRST LEVEL ENTERTAINMENT GROUP, INC.

December 2, 2014	By: /s/ Steve Adelstein
Steve Adelstein
Chief Executive Officer (principal executive and accounting officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

December 2, 2014	By: /s/ Steve Adelstein
Steve Adelstein
Chairman of the Board of Directors

December 2, 2014	By: /s/ Steven Berman
Steven Berman
Member of the Board of Directors

December 2, 2014	By: /s/ Alfred Fernandez
Alfred Fernandez
Member of the Board of Directors