Form 10-Q
period 2014-11-30
FIRST LEVEL ENTERTAINMENT GROUP, INC.
filed 2015-01-09
CIK 1503227

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended November 30, 2014

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

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☑

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at December 30, 2014
Common Stock, $0.001	37,000,000 shares

FIRST LEVEL ENTERTAINMENT GROUP, INC.

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

Certain statements in this report may constitute “forward-looking” statements as defined in Section 27A of the Securities Act of 1933 (the “Securities Act”), Section 21E of the Securities Exchange Act of 1934 (the “Exchange Act”) or in releases made by the Securities and Exchange Commission (“SEC”), all as may be amended from time to time. Forward-looking statements include, but are not limited to, statements that express our intentions, beliefs, expectations, strategies, predictions or any other statements relating to our future activities or other future events or conditions. These statements are based on current expectations, estimates and projections about our business based, in part, on assumptions made by management. Forward-looking statements can be identified by, among other things, the use of forward-looking language, such as the words “plan,” “believe,” “expect,” “anticipate,” “intend,” “estimate,” “project,” “may,” “will,” “would,” “could,” “should,” “seeks,” or “scheduled to,” or other similar words, or the negative of these terms or other variations of these terms or comparable language, or by discussion of strategy or intentions. These statements are not guarantees of future performance and involve risks, uncertainties and assumptions that are difficult to predict. Therefore, actual outcomes and results may, and are likely to, differ materially from what is expressed or forecasted in the forward-looking statements due to numerous factors, including those described above and those risks discussed in this report, in our Annual Report on Form 10-K for the year ended August 31, 2014, including the risks described under “Risk Factors,” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in that report, and in other documents which we file with the SEC.  These forward-looking statements involve risks and uncertainties, and relate to future events or our future financial or operating performance and include, but are not limited to, statements concerning:

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

PART I FINANCIAL INFORMATION

Item 1. Financial Statements.

FIRST LEVEL ENTERTAINMENT GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	November 30,	August 31,
	2014	2014
	(unaudited)
ASSETS

CURRENT ASSETS:
Cash and equivalents	$39,158	$319
Total Current Assets	39,158	319

LIABILITIES AND STOCKHOLDERS’ DEFICIT

CURRENT LIABILITIES:
Accounts payable	162,500	222,989
Accrued expenses	235,083	202,263
Advance from related parties	99,738	—
Notes payable	22,000	70,000
Total Current Liabilities	519,321	495,252

STOCKHOLDERS’ DEFICIT:
Preferred Stock, par value $.001; 10,000,000 shares authorized; 0 issued and outstanding at November 30, 2014 and August 31, 2014	—	—
Common stock , par value $.001; 500,000,000 shares authorized; 37,000,000 shares issued as of November 30, 2014 and 36,000,000 shares issued as of August 31, 2014	37,000	36,000
Additional paid in capital	1,923,000	1,744,000
Accumulated deficit	(2,440,163)	(2,274,933)
Total Stockholders’ Deficit	(480,163)	(494,933)

Total Liabilities and Stockholders’ Deficit	$39,158	$319

The accompanying notes are an integral part of these consolidated financial statements.

FIRST LEVEL ENTERTAINMENT GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited)

	For the three months ended
	November 30,
	2014	2013

Revenue	$—	$—

Operating Expenses:
Advertising and Marketing	29,697	—
Legal and Accounting	37,971	6,550
Consulting and Software Development	68,760	132,500
General and Administrative	28,232	2,225

Total Operating Expenses	164,660	141,275

Operating Loss	(164,660)	(141,275)

Other Income(expense)
Interest Expense	(570)	—
Total Other Income(Expense)	(570)	—

Net loss before Income Taxes	(165,230)	(141,275)

Provision for Income Taxes	—	—

Net loss	(165,230)	(141,275)

Basic and diluted net loss per common share	$(0.00)	$(0.00)

Basic and diluted weighted average number of common shares outstanding	36,536,481	30,013,187

The accompanying notes are an integral part of these consolidated financial statements.

FIRST LEVEL ENTERTAINMENT GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the three months ended
	November 30,
	2014	2013

OPERATING ACTIVITIES:
Net loss	$(165,230)	$(141,275)
Adjustments to reconcile net loss to net cash used in operating activities:
Expenses paid on behalf of the company	34,042	34,825
Stock issued for services	18,000	30,000
Changes in operating assets and liabilities:
Accounts payable and accrued expenses	(27,669)	76,450

Net cash used in operating activities	(140,857)	—

INVESTING ACTIVITIES:	—	—

FINANCING ACTIVITIES:
Payments on notes payable	(48,000)	—
Cash increase due to related party notes payable	115,500	—
Payments on related party debt	(15,004)	—
Issuance of common stock for cash	127,200	—
Net cash provided by financing activities	179,696	—

NET INCREASE IN CASH	38,839	—
CASH BEGINNING BALANCE	319	253

CASH ENDING BALANCE	$39,158	$253

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Taxes paid	—	—
Interest paid	—	—

NON-CASH TRANSACTIONS AFFECTING OPERATING, INVESTING AND FINANCING ACTIVITIES:
Stock issued for debt	34,800	—

The accompanying notes are an integral part of these consolidated financial statements.

FIREST LEVEL ENTERTAINMENT GROUP, INC.

Notes to Consolidated Financial Statements

November 30, 2014

NOTE 1 – NATURE OF OPERATIONS AND BASIS OF PRESENTATION

First Level Entertainment Group, Inc. (“the Company”), formerly known as Sound Kitchen Entertainment Group, Inc., commenced operations in February 1, 2012 and has incurred losses totaling $2,440,163.  The Company was incorporated on June 2, 2008 in the State of Florida and established a fiscal year end of August 31. The Company is in the entertainment business presently focusing on mobile applications.  The Company has the following wholly-owned subsidiaries: i) Mobile Sonars Inc.; ii) Am I There Inc.; iii) Message Attic Corp; VIP Wink Corp.

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements of the Company and the notes thereto have been prepared in accordance with the instructions for Form 10-Q and Article 10 of Regulation S-X of the Securities and Exchange Commission (“SEC”). The August 31, 2014 condensed consolidated balance sheet data was derived from audited financial statements but does not include all disclosures required by accounting principles generally accepted in the United States of America. The unaudited condensed consolidated financial statements included herein should be read in conjunction with the audited financial statements and the notes thereto that are included in the Company’s Annual Report on form 10-K for the year ended August 31, 2014 filed with the SEC on December 12, 2014.

The accounting policies applied by the Company in these condensed interim financial statements are the same as those applied by the Company in its audited consolidated financial statements as at and for the year ended August 31, 2014. The quarterly information presented should be read in conjunction with the annual report filed on Form 10-K with the Securities and Exchange Commission.

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

FIREST LEVEL ENTERTAINMENT GROUP, INC.

Notes to Consolidated Financial Statements

November 30, 2014

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

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

Basic and Diluted Net Loss per Common Share

Basic loss per share is calculated by dividing the Company’s net loss applicable to common stockholders by the weighted average number of common shares during the period. Diluted loss per share is calculated by dividing the Company’s net loss available to common stockholders by the diluted weighted average number of shares outstanding during the year. The diluted weighted average number of shares outstanding is adjusted for any potentially dilutive debt or equity. There are no such common stock equivalents outstanding as of November 30, 2014 or 2013 which were excluded from the calculation of diluted loss per common share as their effect would have been anti-dilutive.

Recently Issued Accounting Pronouncements

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

NOTE 3 – GOING CONCERN

The Company’s consolidated financial statements are prepared in accordance with generally accepted accounting principles applicable to a going concern.  This contemplates the realization of assets and the liquidation of liabilities in the normal course of business.  Currently, the Company does not have material assets, nor does it have operations or a source of revenue sufficient to cover its operation costs and allow it to continue as a going concern.  The Company has a deficit accumulated since inception (June 2, 2008) through November 30, 2014 of $2,440,163. The Company will be dependent upon the raising of additional capital through placement of our common stock in order to implement its business plan.  There can be no assurance that the Company will be successful in either situation in order to continue as a going concern.  The Company has funded its initial operations, from inception to November 30, 2014, by way of issuing common shares and advances from related parties.  As of November 30, 2014, the Company had issued 37,000,000 (post stock-split) common shares.  These consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts, or amounts and classification of liabilities that might result from this uncertainty.

FIREST LEVEL ENTERTAINMENT GROUP, INC.

Notes to Consolidated Financial Statements

November 30, 2014

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

During the three months ended November 30, 2014, this related party advanced $115,500 to the company and paid $34,042 of additional operating expenses on the Company’s behalf.  The Company paid $15,004 in cash against the outstanding payable and paid 193,336 shares of common stock at $0.18 per share in settlement of $34,800 of the outstanding payable.  At the end of the period the balance owed to this related party was $99,738.

NOTE 5 – STOCKHOLDERS’ DEFICIT

On May 31, 2013 the Company authorized a 3:1 Reverse Stock Split the financial statements have been retroactively adjusted to reflect the stock split. From inception (June 2, 2008) through November 30, 2014, the Company has not granted any stock options and warrants.

During the three months ended November 30, 2014, the Company issued 1,000,000 shares of common stock valued at $0.18 per share.  The company received $127,200 of cash, $18,000 in services, and issued stock of $34,800 for settlement of advances from a related party.

NOTE 6 – NOTES PAYABLE

On April 10, 2014, the Company entered into a note agreement with an unrelated third party to borrow a maximum amount of $150,000 (determined from time to time as advances are made) having a stated interest rate of six (6) percent and is convertible into common shares at fair market value at the discretion of the note holder both principal and interest are due April 10, 2015 and can be prepaid without penalty. At November 2014, the principal balance of the note outstanding was $22,000 with accrued interest of $570.

NOTE 7 – SUBSEQUENT EVENTS

We have evaluated events and transactions that occurred subsequent to November 30, 2014 through the date of this report, the date the consolidated financial statements were issued, for potential recognition or disclosure in the accompanying consolidated financial statements.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis should be read in conjunction with our consolidated financial statements, including the notes thereto, appearing elsewhere in this report.

Overview

We are a development stage company incorporated in the state of Florida in June, 2008. The current focus of our company has the primary focus of developing mobile applications as follows:

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

Revenues

These forward-looking statements, pertaining to revenues, are based on our management’s current expectations and beliefs and involve numerous risks and uncertainties that could cause actual results to differ materially from expectations. You should not rely upon these forward-looking statements as predictions of future events because we cannot assure you that the events or circumstances reflected in these statements will be achieved or will occur. As our revenues commence, we plan to invest in marketing and sales by increasing the number of direct sales throughout our web portal to build brand awareness. We expect that in the future, marketing and sales expenses will increase in absolute dollars commencing in the first quarter of 2015. We do not expect our revenues to increase significantly until second quarter of 2015.

General and Administrative Expenses

We expect that general and administrative expenses associated with executive compensation will substantially increase in the future as our products commence their marketing potential. In addition, we believe in the last part of the 2015 fiscal year that the compensation packages required to attract the senior executives of the Company will require management to execute against its business plan which will increase our total expenses, including, but not limited to, general and administrative, legal, accounting, marketing and compensation.

Summary of Condensed Results of Operations

Any measurement and comparison of revenues and expenses from continuing operations should not be considered necessarily indicative or interpolated as the trend to forecast our future revenues and results of operations.

Results for the Three Months Ended November 30, 2014

Revenues. The Company’s revenues for the three months ended November 30, 2014 were $0. Additionally, the Company has not had any revenues from inception (June 2, 2008) to November 30, 2014.

Legal and Accounting Expenses. Legal and Accounting expenses for the three months ended November 30, 2014 were $37,971 as compared to $6,550 for the three months ended November 30, 2013. These increase costs of legal and accounting expenses were a direct result of product development commencing an activity phase whereby additional expenses are required.

General and Administrative Expenses. General and administrative expenses for the three months ended November 30, 2014 were $28,232 as compared to $2,225 for the three months ended November 30, 2013. These expenses are normal and reoccurring for our Company as a development stage entity.

Consulting and Software Development. The expense for the three (3) months ended November 30, 2014 was $68,760 as compared to $132,500 for the three (3) months ended November 30, 2013. These decrease costs of $63,740 were a direct result of the decreased software development activity.

Net Loss. Net loss for the three months ended November 30, 2014 was ($165,230) as compared to ($141,275) for the three months ended November 30, 2013. The increase of net loss of $23,955 was a result of the entering into the company’s development stage of internet and mobile applications.

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

As of November 30, 2014, total current assets were $ 39,158.

As of November 30, 2014, total current liabilities were $519,321, which consisted of 162,500 for accounts payable, $235,083 for accrued expenses and $99,738 of advances from related parties and short-term debt of 22,000. As of August 31, 2014, total current liabilities were $495,252, which consisted of $202,263 of accrued expenses and $222,989 of accounts payable and short-term debt of $70,000. We had net working capital deficit of ($480,163) as of November 30, 2014, compared to net working deficit capital of ($494,933) at August 31, 2014.

During the three months ended November 30, 2014, our operating activities used cash of $140,857. We sold stock for cash proceeds of $127,200. An officer provided $115,500 of cash loans and paid expenses of $34,042. We paid $15,004 of our related party loans and paid $48,000 of our short-term debt.

Material Commitments

The Company does not have any material commitments as of November 30, 2014.

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

Item 4. Controls and Procedures

(a) Evaluation of disclosure controls and procedures. Company management maintains controls and procedures designed to ensure that information required to be disclosed in the reports that is filed or submitted under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission. Based upon their evaluation of those controls and procedures performed as of November 30, 2014, the date of this report, the Company’s chief executive officer and principal financial officer concluded that the Company’s disclosure controls and procedures were effective subject to the limitations set forth below.

(b) Changes in internal controls. There were no significant changes in the Company’s internal controls or in other factors that could significantly affect these controls subsequent to the date of the evaluation of those controls by the chief executive officer and principal financial officer.

The Company’s Chief Executive Officer and Chief Financial Officer are responsible for establishing and maintaining adequate internal control over financial reporting. Internal control over financial reporting is defined in Rule 13a-15(f) and 15d-15(f) promulgated under the Securities Exchange Act of 1934 as a process designed by, or under the supervision of, the Company’s principal executive and principal financial officers and effected by the Company’s Board of Directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles and includes those policies and procedures that:

•	pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of the Company’s assets;

•

provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that the Company’s receipts and expenditures are being made only in accordance with authorizations of management and the Company’s directors; and

•

provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the Company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, the Company’s internal control over financial reporting may not prevent or detect misstatements. Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation. Projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

As part of the Company’s compliance efforts relative to Section 404 of the Sarbanes-Oxley Act of 2002, the Company’s management assessed the effectiveness of the Company’s internal control over financial reporting as of November 30, 2014. In making this assessment, management used the criteria set forth in the Internal Control - Integrated Framework by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Company management evaluated control deficiencies identified through the Company’s test of the design and operating effectiveness of controls over financial reporting to determine whether the deficiencies, individually or in combination, are significant deficiencies or material weaknesses. In performing the assessment, the Company’s management has identified material weaknesses in internal control over financial reporting existing as of November 30, 2014. The Company’s evaluation of the significance of each deficiency included both quantitative and qualitative factors. Based on that evaluation, the Company’s management concluded that as of November 30, 2014, and as of the date that the evaluation of the effectiveness of the Company’s internal controls and procedures was completed, the Company’s internal controls are not effective, for the reason discussed below:

1.

Company management does not yet have written documentation of the Company’s internal control policies and procedures. Written documentation of key internal controls over financial reporting is a requirement Section 404 of the Sarbanes-Oxley Act and may be applicable to the Company in future years.

2.

Company management does not have sufficient segregation of duties within accounting functions, which is a basic internal control. Due to the Company’s extremely small size and the fact that the Company has only had one management employee, whom is also an executive officer and director, segregation of all conflicting duties may not always be possible and may not be economically feasible. However, to the extent possible, the initiation of transactions, the custody of assets and the recording of transactions should be performed by separate individuals.

3.

The Company currently does not employ any full-time accounting personnel, which means the Company lacks the requisite expertise in the key functional areas of finance and accounting. In addition, this means that the Company does not have available personnel to properly implement control procedures.

4.

The Company does not have a functioning audit committee or outside independent directors, resulting in ineffective oversight in the establishment and monitoring of required internal controls and procedures.

5.

Company management has not established adequate financial reporting monitoring activities to mitigate the risk of management override, specifically because there are no employees and only one officer and director with management functions and therefore there the Company lacks segregation of duties.

6.

There is a strong reliance on the external auditors and contract accountants to review and adjust the annual and quarterly financial statements, to monitor new accounting principles, and to ensure compliance with GAAP and SEC disclosure requirements.

7.	There is a strong reliance on the external attorneys to review and edit the annual and quarterly filings and to ensure compliance with SEC disclosure requirements.

In light of the material weaknesses described above, Company management performed additional analysis and other procedures to ensure the Company’s financial statements were prepared in accordance with generally accepted accounting principles. Accordingly, Company management believes that the financial statements included in this Current Report fairly present, in all material respects, the Company’s financial condition, results of operations and cash flows for the periods presented.

In addition, although the Company’s controls are not effective, these significant weaknesses did not result in any material misstatements in the Company’s financial statements. The Company’s management is committed to improving its internal controls and will (1) continue to use third party specialists to address shortfalls in staffing and to assist the Company with accounting and finance responsibilities, (2) increase the frequency of independent reconciliations of significant accounts which is intended to mitigate the lack of segregation of duties until there are sufficient personnel and (3) has, subsequent to the evaluation period, appointed outside directors and will establish an audit committee in the future.

(b) Changes in Internal Control and Financial Reporting. Other than the weaknesses identified above, there were no other changes in the Company’s internal control over financial reporting that occurred during the Company’s most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II OTHER INFORMATION

Item 1. Legal Proceeding.

None.

Item 1A. Risk Factors.

Not required.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

In September 2014 the Company issued 706,664 shares of the common stock in the Company at $0.18 per share for cash the total value of shares issued was $$127,200.

On November 30, 2014 the Company issued 100,000 shares of the common stock in the Company at $0.18 per share for compensation to consultants the total value of shares issued was $18,000.

On November 30, 2014, the Company issued 193,336 shares of the common stock in the company at $0.18 per share for forgiveness of related party debt the total value of shares issued was $34,800.

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

FIRST LEVEL ENTERTAINMENT GROUP, INC.

Date: January 9, 2015	By:	/s/ Steve Adelstein
Steve Adelstein
Chief Executive Officer