Form 10-Q
period 2015-02-28
FIRST LEVEL ENTERTAINMENT GROUP, INC.
filed 2015-04-14
CIK 1503227

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended February 28, 2015

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___________ to ___________

Commission file number: 333-170016

First Level Entertainment Group, Inc.

(Exact name of registrant as specified in its charter)

Florida	90-0599877
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

305 South Andrews Avenue, Suite 204 Fort Lauderdale, Florida	33301
(Address of principal executive offices)	(Zip Code)

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

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☑

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at April 9, 2015
Common Stock, $0.001	40,000,000 shares

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

OTHER PERTINENT INFORMATION

Unless specifically set forth to the contrary, when used in this report the terms “First Level”, the “Company”, “we”, “us”, “our” and similar terms refer to First Level Entertainment Group, Inc., a Florida corporation.

PART I FINANCIAL INFORMATION

Item 1. Financial Statements.

FIRST LEVEL ENTERTAINMENT GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	February 28,	August 31,
	2015	2014
	(unaudited)

ASSETS

CURRENT ASSETS:

Cash and equivalents	$2,677	$319

Total Assets	$2,677	$319

LIABILITIES AND STOCKHOLDERS’ DEFICIT

CURRENT LIABILITIES:

Accounts payable	$137,500	$222,989
Accrued expenses	236,500	202,263
Advance from related parties	131,711	—
Notes payable	—	70,000

Total Current Liabilities	505,711	495,252

STOCKHOLDERS’ DEFICIT:

Preferred Stock, par value $.001; 10,000,000 shares authorized; no shares issued and outstanding	—	—
Common stock , par value $.001; 500,000,000 shares authorized; 40,000,000 and 36,000,000 shares issued and outstanding as of February 28, 2015 and August 31, 2014, respectively	40,000	36,000
Additional paid in capital	2,460,000	1,744,000
Accumulated deficit	(3,003,034)	(2,274,933)

Total Stockholders’ Deficit	(503,034)	(494,933)

Total Liabilities and Stockholders’ Deficit	$2,677	$319

The accompanying notes are an integral part of these consolidated financial statements.

FIRST LEVEL ENTERTAINMENT GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited)

	For the Three		For the Six
	Months Ended		Months Ended
	February 28,		February 28,
	2015	2014	2015	2014

REVENUES	$—	$—	$—	$—

OPERATING EXPENSES

Advertising and marketing	16,500	18,439	46,197	18,439
Legal and accounting	23,550	3,000	61,521	9,550
Consulting and software development	91,991	135,700	160,751	268,200
General and administrative	172,570	2,340	200,802	4,565

Total Operating Expenses	304,611	159,479	469,271	300,754

LOSS FROM OPERATIONS	(304,611)	(159,479)	(469,271)	(300,754)

OTHER EXPENSES

Impairment of intangible assets	(258,000)	—	(258,000)	—
Interest expense	(260)	—	(830)	—

Total Other Expense	(258,260)	—	(258,830)	—

NET LOSS BEFORE INCOME TAXES	(562,871)	(159,479)	(728,101)	(300,754)

Provision for Income Taxes	—	—	—	—

NET LOSS	(562,871)	(159,479)	(728,101)	(300,754)

BASIC AND DILUTED NET LOSS PER COMMON SHARE	$(0.01)	$(0.01)	$(0.02)	$(0.01)

BASIC AND DILUTED WEIGHTED-AVERAGE NUMBER OF COMMON SHARES OUTSTANDING	38,648,352	31,200,000	37,586,922	30,603,315

The accompanying notes are an integral part of these consolidated financial statements.

FIRST LEVEL ENTERTAINMENT GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Six Months Ended
	February 28,
	2015	2014

OPERATING ACTIVITIES

Net loss	$(728,101)	$(300,754)
Adjustments to reconcile net loss to net cash used in operating activities:
Expenses paid on behalf of the company	36,515	87,354
Impairment of intangible assets	258,000	—
Stock issued for services	141,096	30,000
Stock issued for interest payment	—	—
Changes in operating assets and liabilities:
Accounts payable and accrued expenses	49,652	183,400

Net cash used in operating activities	(242,838)	—

INVESTING ACTIVITIES	—	—

FINANCING ACTIVITIES

Payments on notes payable	(48,000)	—
Proceeds from related notes payable	181,000	—
Payments on related party notes payable	(15,004)	—
Issuance of common stock for cash	127,200	—

Net cash provided by financing activities	245,196	—

NET INCREASE IN CASH	2,358	—
CASH BEGINNING BALANCE	319	253

CASH ENDING BALANCE	$2,677	$253

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION

Taxes paid	$—	$—
Interest paid	$—	$—

NON-CASH INVESTING AND FINANCING ACTIVITIES

Common stock issued for debt	$94,420	$—
Common stock issued for purchase of intangible assets	$258,000	$—

The accompanying notes are an integral part of these consolidated financial statements.

FIRST LEVEL ENTERTAINMENT GROUP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

February 28, 2015 (Unaudited)

NOTE 1 – NATURE OF OPERATIONS AND BASIS OF PRESENTATION

First Level Entertainment Group, Inc. (“the Company”), formerly known as Sound Kitchen Entertainment Group, Inc., commenced operations in February 1, 2012.  The Company was incorporated on June 2, 2008 in the State of Florida and established a fiscal year end of August 31.  The Company is in the entertainment business presently focusing on mobile applications. The Company has following wholly-owned subsidiaries: i) Mobile Sonars Inc.; ii) Am I There Inc.; iii) Message Attic Corp.; VIP Wink Corp.

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

FIRST LEVEL ENTERTAINMENT GROUP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

February 28, 2015 (Unaudited)

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Long-lived assets

The Company reviews long-lived assets and certain identifiable intangibles held and used for possible impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. In evaluating the fair value and future benefits of its intangible assets, management performs an analysis of the anticipated undiscounted future net cash flow of the individual assets over the remaining amortization period. The Company recognizes an impairment loss if the carrying value of the asset exceeds the expected future cash flows. On January 10, 2015 the Company entered into an agreement to purchase intellectual property from Riptide Software Inc. for $258,000.  In February 2015, the Company recognized an impairment of $258,000 of this intangible assets.

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

Basic and Diluted Net Loss per Common Share

Basic loss per share is calculated by dividing the Company’s net loss applicable to common stockholders by the weighted average number of common shares during the period. Diluted loss per share is calculated by dividing the Company’s net loss available to common stockholders by the diluted weighted average number of shares outstanding during the year. The diluted weighted average number of shares outstanding is adjusted for any potentially dilutive debt or equity. There are no such common stock equivalents outstanding as of February 28, 2015 or 2014 which were excluded from the calculation of diluted loss per common share as their effect would have been anti-dilutive.

NOTE 3 – GOING CONCERN

The Company’s consolidated financial statements are prepared in accordance with generally accepted accounting principles applicable to a going concern.  This contemplates the realization of assets and the liquidation of liabilities in the normal course of business.  Currently, the Company does not have material assets, nor does it have operations or a source of revenue sufficient to cover its operation costs and allow it to continue as a going concern.  The Company has a deficit accumulated since inception (June 2, 2008) through February 28, 2015 of ($3,003,034). The Company will be dependent upon the raising of additional capital through placement of our common stock in order to implement its business plan.  There can be no assurance that the Company will be successful in either situation in order to continue as a going concern.  The Company has funded its initial operations, from inception to February 28, 2015, by way of issuing common shares and advances from related parties.  As of February 28, 2015, the Company had issued 40,000,000 (post stock-split) common shares.  These consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts, or amounts and classification of liabilities that might result from this uncertainty.

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

FIRST LEVEL ENTERTAINMENT GROUP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

February 28, 2015 (Unaudited)

NOTE 4 – RELATED PARTY TRANSACTIONS (CONTINUED)

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

During the three months ended February 28, 2015, this related party advanced $65,500 to the company and paid $2,473 of additional operating expenses on the Company’s behalf.  The Company paid 720,000 shares of common stock at $0.18 per share in settlement of $129,600 bonus given to this related party.  At the end of the period the balance owed to this related party was $131,711.

NOTE 5 – NOTES PAYABLE

On April 10, 2014, the Company entered into a note agreement with an unrelated third party to borrow a maximum amount of $150,000 (determined from time to time as advances are made) having a stated interest rate of six (6) percent and is convertible into common shares at fair market value at the discretion of the note holder both principal and interest are due April 10, 2015 and can be prepaid without penalty. During the six months ended February 28, 2015, the Company issued 131,222 shares in settlement of the full remaining balances of principal and interest of $22,000 and $1,620, respectively.

NOTE 6 – STOCKHOLDERS’ DEFICIT

On May 31, 2013 the Company authorized a 3:1 reverse stock split the consolidated financial statements have been retroactively adjusted to reflect the stock split. From inception (June 2, 2008) through November 30, 2014, the Company has not granted any stock options and warrants.

During the three months ended November 30, 2014, the Company issued 1,000,000 shares of common stock valued at $0.18 per share.  The company received $127,200 of cash for 706,664 shares of common stock issued, $18,000 in services for 100,000 shares of common stock issued, and issued stock of $34,800 for settlement of advances from a related party.

During the three months ended February 28, 2015, the Company issued 3,000,000 shares of common stock valued at $0.18 per share. The company issued 1,235,445 share of common stock for $222,380 in services, 131,222 for payment of $22,000 notes payable and $1,620 interest, 200,000 shares for payment of $36,000 related party debt, and 1,433,333 shares for the purchase of $258,000 of intangible assets which were subsequently impaired fully.

NOTE 7 – SUBSEQUENT EVENTS

We have evaluated events and transactions that occurred subsequent to February 28, 2015 through the date of this report, the date the consolidated financial statements were issued, for potential recognition or disclosure in the accompanying consolidated financial statements.

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

2) Mobile Sonars

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

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

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

Long-lived assets

The Company reviews long-lived assets and certain identifiable intangibles held and used for possible impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. In evaluating the fair value and future benefits of its intangible assets, management performs an analysis of the anticipated undiscounted future net cash flow of the individual assets over the remaining amortization period. The Company recognizes an impairment loss if the carrying value of the asset exceeds the expected future cash flows. On January 10, 2015 the Company entered into an agreement to purchase intellectual property from Riptide Software Inc. for $258,000.  In February 2015, the Company recognized an impairment of $258,000 of this intangible assets.

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

Basic and Diluted Net Loss per Common Share

Basic loss per share is calculated by dividing the Company’s net loss applicable to common stockholders by the weighted average number of common shares during the period. Diluted loss per share is calculated by dividing the Company’s net loss available to common stockholders by the diluted weighted average number of shares outstanding during the year. The diluted weighted average number of shares outstanding is adjusted for any potentially dilutive debt or equity. There are no such common stock equivalents outstanding as of February 28, 2015 or 2014 which were excluded from the calculation of diluted loss per common share as their effect would have been anti-dilutive.

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

Revenues

These forward-looking statements, pertaining to revenues, are based on our management’s current expectations and beliefs and involve numerous risks and uncertainties that could cause actual results to differ materially from expectations. You should not rely upon these forward-looking statements as predictions of future events because we cannot assure you that the events or circumstances reflected in these statements will be achieved or will occur. As our revenues commence, we plan to invest in marketing and sales by increasing the number of direct sales throughout our web portal to build brand awareness. We expect that in the future, marketing and sales expenses will increase in absolute dollars commencing in the second quarter of 2015. We do not expect our revenues to increase significantly until third quarter of 2015.

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

Results for the Three Months Ended February 28, 2015

Revenues. The Company’s revenues for the three months ended February 28, 2015 were $-0-. Additionally, the Company has not had any revenues from inception (June 2, 2008) to February 28, 2015.

Legal and Accounting Expenses. Legal and Accounting expenses for the three months ended February 28, 2015 were $23,550 as compared to $3,000 for the three months ended November 30, 2013. These increase costs of legal and accounting expenses were a direct result of product development commencing an activity phase whereby additional expenses are required.

General and Administrative Expenses. General and administrative expenses for the three months ended February 28, 2015 were $172,570 as compared to $2,340 for the three months ended February 28, 2014. These expenses are normal and reoccurring for our Company as a development stage entity.

Consulting and Software Development. The expense for the three (3) months ended February 28, 2015 was $79,991 as compared to $135,700 for the three (3) months ended February 28, 2015. These decrease costs of $55,709 were a direct result of the decreased software development activity.

Net Loss. Net loss for the three months ended February 28, 2015 was $562,871 as compared to $159,479 for the three months ended February 28, 2015. The increase of net loss of $403,392 was a result of the entering into the company’s development of internet and mobile applications along with the impairment of our recently acquired intellectual property.

Results for the Six Months Ended February 28, 2015

Revenues. The Company’s revenues for the six months ended February 28, 2015 were $-0-. Additionally, the Company has not had any revenues from inception (June 2, 2008) to February 28, 2015.

Legal and Accounting Expenses. Legal and Accounting expenses for the six months ended February 28, 2015 were $61,521 as compared to $9,550 for the six months ended February 28, 2014. These increase costs of legal and accounting expenses were a direct result of product development commencing an activity phase whereby additional expenses are required.

General and Administrative Expenses. General and administrative expenses for the six months ended February 28, 2015 were $200,802 as compared to $4,565 for the six months ended February 28, 2014. These expenses are normal and reoccurring for our Company as the company increases it marketing and general activity.

Consulting and Software Development. The expense for the six months ended February 28, 2015 was $148,751 as compared to $268,200 for the six months ended February 28, 2014. These decrease costs of $119,449 were a direct result of the decreased software development activity.

Net Loss. Net loss for the six months ended February 28, 2015 was $728,101 as compared to $300,754 for the six months ended February 28, 2014. The increase of net loss of $427,347 was a result of the entering into the company’s development stage of internet and mobile applications along with the impairment of our recently acquired intellectual property.

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

As of February 28, 2015, total current assets were $2,677.

As of February 28, 2015, total current liabilities were $505,711, which consisted of $137,500 for accounts payable, $236,500 for accrued expenses and $131,711 of advances from related parties. As of August 31, 2014, total current liabilities were $495,252, which consisted of $202,263 of accrued expenses and $222,989 of accounts payable and short-term debt of $70,000. We had net working capital deficit of $503,034 as of February 28, 2015, compared to net working deficit capital of $494,933 at August 31, 2014.

During the six months ended February 28, 2015, our operating activities used cash of $242,838. We sold stock for cash proceeds of $127,200. An officer provided $181,000 of cash loans and paid expenses of $36,515. We paid $15,004 of our related party loans and paid $48,000 of our short-term debt

Material Commitments

The Company does not have any material commitments as of February 28, 2015.

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

Item 4. Controls and Procedures

(a) Evaluation of disclosure controls and procedures. Company management maintains controls and procedures designed to ensure that information required to be disclosed in the reports that is filed or submitted under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission. Based upon their evaluation of those controls and procedures performed as of February 28, 2015, the date of this report, the Company’s chief executive officer and principal financial officer concluded that the Company’s disclosure controls and procedures were effective subject to the limitations set forth below.

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

As part of the Company’s compliance efforts relative to Section 404 of the Sarbanes-Oxley Act of 2002, the Company’s management assessed the effectiveness of the Company’s internal control over financial reporting as of February 28, 2015. In making this assessment, management used the criteria set forth in the Internal Control - Integrated Framework by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Company management evaluated control deficiencies identified through the Company’s test of the design and operating effectiveness of controls over financial reporting to determine whether the deficiencies, individually or in combination, are significant deficiencies or material weaknesses. In performing the assessment, the Company’s management has identified material weaknesses in internal control over financial reporting existing as of February 28, 2015. The Company’s evaluation of the significance of each deficiency included both quantitative and qualitative factors. Based on that evaluation, the Company’s management concluded that as of February 28, 2015, and as of the date that the evaluation of the effectiveness of the Company’s internal controls and procedures was completed, the Company’s internal controls are not effective, for the reason discussed below:

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

In 2015 the Company issued 200,000 shares of the common stock in the Company at $0.18 per share for cash the total value of shares issued was $36,000.

In 2015 the Company issued 2,800,000 shares of the common stock in the Company at $0.18 per share for compensation to consultants and acquisition of intellectual property the total value of shares issued was $504,000.

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

FIRST LEVEL ENTERTAINMENT GROUP, INC.

Date: April 14, 2015	By:	/s/ Steve Adelstein
Steve Adelstein
Chief Executive Officer