Form 10-Q
period 2015-05-31
FIRST LEVEL ENTERTAINMENT GROUP, INC.
filed 2015-07-20
CIK 1503227

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended May 31, 2015

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

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☑

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at July 14, 2015
Common Stock, $0.001	40,000,000 shares

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

PART I FINANCIAL INFORMATION

Item 1. Financial Statements.

FIRST LEVEL ENTERTAINMENT GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	May 31,	August 31,
	2015	2014
	(unaudited)

ASSETS

CURRENT ASSETS:
Cash and equivalents	$4,648	$319
Total Current Assets	4,648	319
Total Assets	4,648	319

LIABILITIES AND STOCKHOLDERS’ DEFICIT

CURRENT LIABILITIES:
Accounts payable	$137,500	$222,989
Accrued expenses	257,000	202,263
Accrued expense-related party	30,000	—
Advance related parties	160,061	—
Notes payable	—	70,000
Total Current Liabilities	584,561	495,252

STOCKHOLDERS’ DEFICIT:
Preferred Stock, par value $.001; 10,000,000 shares authorized; no shares issued and outstanding	—	—
Common stock , par value $.001; 500,000,000 shares authorized; 40,000,000 and 36,000,000 shares issued and outstanding as of May 31, 2015 and August 31, 2014, respectively	40,000	36,000
Additional paid in capital	2,460,000	1,744,000
Accumulated deficit	(3,079,913)	(2,274,933)
Total Stockholders’ Deficit	(579,913)	(494,933)

Total Liabilities and Stockholders’ Deficit	$4,648	$319

The accompanying notes are an integral part of these condensed consolidated financial statements.

FIRST LEVEL ENTERTAINMENT GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited)

	For the Three		For the Nine
	Months Ended		Months Ended
	May 31,		May 31,
	2015	2014	2015	2014

Revenue	$—	$—	$—	$—

Operating Expenses:
Advertising and Marketing	—	25,045	46,197	43,484
Legal and Accounting	12,250	4,025	73,771	13,575
Consulting and Software Development	59,000	289,000	348,988	557,200
General and Administrative	5,628	3,598	77,194	8,163

Total Operating Expenses	76,878	321,668	546,150	622,422

Operating Loss	(76,878)	(321,668)	(546,150)	(622,422)

Other Income (Expense)
Impairment	—	—	(258,000)	—
Interest Expense	—	(202)	(830)	(202)
Total Other Income (Expense)	—	(202)	(258,830)	(202)

Net loss before Income Taxes	(76,878)	(321,870)	(804,980)	(622,624)

Provision for Income Taxes	—	—	—	—

Net loss	(76,878)	(321,870)	(804,980)	(622,624)

Basic and diluted net loss per common share	$(0.00)	$(0.01)	$(0.02)	$(0.02)

Basic and diluted weighted average number of common shares outstanding	40,000,000	32,495,652	38,397,153	31,241,020

The accompanying notes are an integral part of these condensed consolidated financial statements.

FIRST LEVEL ENTERTAINMENT GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Nine Months
	May 31,
	2015	2014
OPERATING ACTIVITIES:
Net loss	$(804,980)	$(622,624)
Adjustments to reconcile net loss to net cash used in operating activities:
Expenses paid by related party on behalf of the company	36,515	130,464
Impairment of intangible assets	258,000	—
Common Stock issued for services	240,380	249,600
Changes in operating assets and liabilities:
Prepaid expenses	—	(14,000)
Accounts payable and accrued expenses	(29,132)	193,052
Accrued expense-related party	30,000	—
Net cash used in operating activities	(269,217)	(63,508)

INVESTING ACTIVITIES:	—	—

FINANCING ACTIVITIES:
Increase/(decrease) in notes payable	(48,000)	32,000
Proceeds from related party advances	209,350	—
Payments on related party debt	(15,004)	(7,500)
Proceeds from issuance of common stock	127,200	43,000
Net cash provided by financing activities	273,546	67,500

NET INCREASE IN CASH	4,329	3,992
CASH BEGINNING BALANCE	319	253

CASH ENDING BALANCE	$4,648	$4,245

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Taxes paid	—	—
Interest paid	—	—

NON-CASH TRANSACTIONS AFFECTING OPERATING, INVESTING AND FINANCING ACTIVITIES:
Common stock issued for forgiveness of related party advances	72,420	—
Common stock issued for forgiveness of debt	22,000	—
Common stock issued for acquisition intangible asset	258,000	—

The accompanying notes are an integral part of these condensed consolidated financial statements.

FIRST LEVEL ENTERTAINMENT GROUP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

May 31, 2015 (unaudited)

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

FIRST LEVEL ENTERTAINMENT GROUP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

May 31, 2015 (unaudited)

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Website Development Costs

The Company accounts for website development costs in accordance with Accounting Standards Codification 350-50 “Website Development Costs”. Accordingly, all costs incurred in the planning stage are expensed as incurred, costs incurred in the website application and infrastructure development stage that meet specific criteria are expensed and costs incurred in the day to day operation of the website are expensed as incurred.

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

Basic and Diluted Net Loss per Common Share

Basic loss per share is calculated by dividing the Company’s net loss applicable to common stockholders by the weighted average number of common shares during the period. Diluted loss per share is calculated by dividing the Company’s net loss available to common stockholders by the diluted weighted average number of shares outstanding during the year. The diluted weighted average number of shares outstanding is adjusted for any potentially dilutive debt or equity. There are no such common stock equivalents outstanding as of May 31, 2015 or 2014 which were excluded from the calculation of diluted loss per common share as their effect would have been anti-dilutive.

NOTE 3 – GOING CONCERN

The Company’s consolidated financial statements are prepared in accordance with generally accepted accounting principles applicable to a going concern.  This contemplates the realization of assets and the liquidation of liabilities in the normal course of business.  Currently, the Company does not have material assets, nor does it have operations or a source of revenue sufficient to cover its operation costs and allow it to continue as a going concern.  The Company has a deficit accumulated since inception (June 2, 2008) through May 31, 2015 of ($3,079,913). The Company will be dependent upon the raising of additional capital through placement of our common stock in order to implement its business plan.  There can be no assurance that the Company will be successful in either situation in order to continue as a going concern.  The Company has funded its initial operations, from inception to May 31, 2015, by way of issuing common shares and advances from related parties.  As of May 31, 2015, the Company had issued 40,000,000 (post stock-split) common shares.  These consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts, or amounts and classification of liabilities that might result from this uncertainty.

FIRST LEVEL ENTERTAINMENT GROUP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

May 31, 2015 (unaudited)

NOTE 4 – RELATED PARTY TRANSACTIONS

As of August 31, 2013 the Company owed $50,000 to related party (an officer and majority shareholder) for operating expenses paid on the Company’s behalf.  During the year ended August 31, 2014 this related party advanced $38,250 to the company and paid for $148,234 of additional operating expenses on the Company’s behalf.  The Company paid $36,250 in cash against the outstanding payable and paid 320,000 shares of common stock at $0.025 per share in settlement of $8,000 of the outstanding payable and 580,000 shares of common stock at $0.18 per share in settlement of $104,400 leaving an ending balance in advance due of $-0- as of August 31, 2014.  All related party balances bear no interest and are due on demand.

During the nine months ended May 31, 2015, this related party advanced $209,350. and paid $36,515 of additional operating expenses on the Company’s behalf.  The Company paid 720,000 shares of common stock at $0.18 per share in settlement of $129,600 bonus given to this related party. The Company paid $15,004 in cash against the outstanding payable and paid 393,336 shares of common stock at $0.18 per share in settlement of $70,800 of the outstanding payable.

At the end of the period the balance owed to this related party was $160,061.

As of May 31, 2015 the Company accrued consulting fees to a related party (an officer and majority shareholder) of $30,000.

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

During the nine months ended May 31, 2015, the Company issued 4,000,000 shares of common stock valued at $0.18 per share. The company received $127,200 of cash for 706,664 shares of common stock issued.  The company issued 1,335,445 share of common stock for $240,380 in services, 131,222 shares of common stock for payment of $22,000 notes payable and $1,620 interest, 393,336 shares for payment of $70,800 related party debt, and 1,433,333 shares for the purchase of $258,000 of intangible assets which were subsequently impaired fully.

NOTE 7 – SUBSEQUENT EVENTS

We have evaluated events and transactions that occurred subsequent to May 31, 2015 through the date of this report, the date the consolidated financial statements were issued, for potential recognition or disclosure in the accompanying consolidated financial statements.

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

Website Development Costs

The Company accounts for website development costs in accordance with Accounting Standards Codification 350-50 “Website Development Costs”. Accordingly, all costs incurred in the planning stage are expensed as incurred, costs incurred in the website application and infrastructure development stage that meet specific criteria are expensed and costs incurred in the day to day operation of the website are expensed as incurred.

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

Basic and Diluted Net Loss per Common Share

Basic loss per share is calculated by dividing the Company’s net loss applicable to common stockholders by the weighted average number of common shares during the period. Diluted loss per share is calculated by dividing the Company’s net loss available to common stockholders by the diluted weighted average number of shares outstanding during the year. The diluted weighted average number of shares outstanding is adjusted for any potentially dilutive debt or equity. There are no such common stock equivalents outstanding as of May 31, 2015 or 2014 which were excluded from the calculation of diluted loss per common share as their effect would have been anti-dilutive.

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

Revenues

These forward-looking statements, pertaining to revenues, are based on our management’s current expectations and beliefs and involve numerous risks and uncertainties that could cause actual results to differ materially from expectations. You should not rely upon these forward-looking statements as predictions of future events because we cannot assure you that the events or circumstances reflected in these statements will be achieved or will occur. As our revenues commence, we plan to invest in marketing and sales by increasing the number of direct sales throughout our web portal to build brand awareness. We expect that in the future, marketing and sales expenses will increase in absolute dollars commencing in the fourth quarter of 2015. We do not expect our revenues to increase significantly until first quarter of 2016.

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

Results for the Three Months Ended May 31, 2015

Revenues. The Company’s revenues for the three months ended May 31, 2015 were $-0-. Additionally, the Company has not had any revenues from inception (June 2, 2008) to May 31, 2015.

Legal and Accounting Expenses. Legal and Accounting expenses for the three months ended May 31, 2015 were $12,250 as compared to $4,025 for the three months ended May 31, 2014. These increase costs of legal and accounting expenses were a direct result of product development commencing an activity phase whereby additional expenses are required.

General and Administrative Expenses. General and administrative expenses for the three months ended May 31, 2015 were $5,628 as compared to $3,598 for the three months ended May 31, 2014. These expenses are normal and reoccurring for our Company as a development stage entity.

Consulting and Software Development. The expense for the three (3) months ended May 31, 2015 was $59,000 as compared to $289,000 for the three (3) months ended May 31, 2015. These decrease costs of $230,000, were a direct result of the decreased software development activity.

Net Loss. Net loss for the three months ended May 31, 2015 was $76,878 as compared to $321,870 for the three months ended May 31, 2014. The decrease of net loss of $244,992 was a result of reduced issuance of stock for development services and consulting.

Results for the Nine Months Ended May 31, 2015

Revenues. The Company’s revenues for the nine months ended May 31, 2015 were $-0-. Additionally, the Company has not had any revenues from inception (June 2, 2008) to May 31, 2015.

Legal and Accounting Expenses. Legal and Accounting expenses for the nine months ended May 31, 2015 were $73,771 as compared to $13,575 for the nine months ended May 31, 2014. These increase costs of legal and accounting expenses were a direct result of product development commencing an activity phase whereby additional expenses are required.

General and Administrative Expenses. General and administrative expenses for the nine months ended May 31, 2015 were $77,194 as compared to $8,163 for the nine months ended May 31, 2014. These expenses are normal and reoccurring for our Company.

Consulting and Software Development. The expense for the nine months ended May 31, 2015 was $348,988 as compared to $557,200 for the nine months ended May 31, 2014. These decrease costs of $208,212 were a direct result of the decreased software development activity.

Net Loss. Net loss for the nine months ended May 31, 2015 was $804,980 as compared to $622,624 for the nine months ended May 31, 2014. The increase of net loss of $182,356 was a result of the entering into the company’s development stage of internet and mobile applications along with the impairment of our recently acquired intellectual property.

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

As of May 31, 2015, total current assets were $4,648.

As of May 31, 2015, total current liabilities were $584,561, which consisted of $137,500 for accounts payable, $257,000 for accrued expenses, 30,000 accrued expenses related party and $160,061 of advances from related parties. As of August 31, 2014, total current liabilities were $495,252, which consisted of $202,263 of accrued expenses and $222,989 of accounts payable and short-term debt of $70,000. We had net working capital deficit of $579,913 as of May 31, 2015, compared to net working deficit capital of $494,933 at August 31, 2014.

During the nine months ended May 31, 2015, our operating activities used cash of $269,217. We sold stock for cash proceeds of $127,200. An officer provided $209,350 of cash loans and paid expenses of $36,515. We paid $15,004 of our related party loans and paid $48,000 of our short-term debt

Material Commitments

The Company does not have any material commitments as of May 31, 2015.

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

Item 4. Controls and Procedures

(a) Evaluation of disclosure controls and procedures. Company management maintains controls and procedures designed to ensure that information required to be disclosed in the reports that is filed or submitted under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission. Based upon their evaluation of those controls and procedures performed as of May 31, 2015, the date of this report, the Company’s chief executive officer and principal financial officer concluded that the Company’s disclosure controls and procedures were not effective.

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

As part of the Company’s compliance efforts relative to Section 404 of the Sarbanes-Oxley Act of 2002, the Company’s management assessed the effectiveness of the Company’s internal control over financial reporting as of May 31, 2015. In making this assessment, management used the criteria set forth in the Internal Control - Integrated Framework by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Company management evaluated control deficiencies identified through the Company’s test of the design and operating effectiveness of controls over financial reporting to determine whether the deficiencies, individually or in combination, are significant deficiencies or material weaknesses. In performing the assessment, the Company’s management has identified material weaknesses in internal control over financial reporting existing as of May 31, 2015. The Company’s evaluation of the significance of each deficiency included both quantitative and qualitative factors. Based on that evaluation, the Company’s management concluded that as of May 31, 2015, and as of the date that the evaluation of the effectiveness of the Company’s internal controls and procedures was completed, the Company’s internal controls are not effective, for the reason discussed below:

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

In 2015 the Company issued 200,000 shares of the common stock in the Company at $0.18 per share for cash the total value of shares issued was $36,000

In 2015 the Company issued 2,800,000 shares of the common stock in the Company at $0.18 per share for compensation to consultants and acquisition of intellectual property the total value of shares issued was $504,000

Management believes the above shares of common stock were issued pursuant to the exemption from registration under Section 4(2) of the Securities Act of 1933 as amended.

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

FIRST LEVEL ENTERTAINMENT GROUP, INC.

Date: July 20, 2015	By:	/s/ Steve Adelstein
Steve Adelstein
Chief Executive Officer