Form 10-K
period 2015-08-31
FIRST LEVEL ENTERTAINMENT GROUP, INC.
filed 2015-12-15
CIK 1503227

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

[X]  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended August 31, 2015

or

[   ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______________ to _______________

Commission file number 333-170016

FIRST LEVEL ENTERTAINMENT GROUP, INC.

(Exact name of registrant as specified in its charter)

Florida	90-0599877
State or other jurisdiction of incorporation or organization	(I.R.S. Employer Identification No.)

305 South Andrew Ave. #203 Fort Lauderdale FL	33301
(Address of principal executive offices)	(Zip Code)

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

☐ Yes   ☒ No

As of December 15, 2015 issuer had 40,000,000 shares of common stock issued and outstanding.

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

PART I

Item 1. Business

We are incorporated in the state of Florida in June, 2008. The current focus of our company has the primary focus of developing mobile applications as follows:

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

VIPwink has executed agreements with a selective roster of VIP celebrities, athletes, branded products and others for our beta testing of our functioning prototype. The preliminary roster of VIPwink has approximately 22,000,000 followers on Twitter as of December 15, 2015. We continuously are in negotiations to execute further agreements to coincide with our development of this application.

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

Employees

As of August 31, 2015, we have no full-time employee. Most activities to date have been undertaken by our officers as needed. Our officers do not currently spend all of their time on our business and estimate they devote approximately 15% of their business time on the business of the Company. We anticipate that we will begin hiring employees as needed to support our business.

Management

The following table provides information on our executive officers and directors:

Name	Age	Positions
Steve Adelstein	67	Chairman of the Board and Chief Executive Officer
Robert Hussey	65	President, director
Steven Berman	52	Chief Operating Officer, director
Alfred Fernandez	62	Chief Financial Officer, director

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

Alfred Fernandez.  Mr. Fernandez has served as Chief Financial Officer since August 2011 and a member of our Board of Directors since July 2010.  From July 2010 until August 2011 he also served as our sole officer and director.  Mr. Fernandez also acts as a consultant to several privately held entities. Mr. Fernandez has served as Chief Financial Officer of MediaNet Group Technologies, Inc., a publicly held company, from July 2007 to July, 2010. Prior to joining the MediaNet Group Technologies, Inc., Mr. Fernandez served as Chief Financial Officer of Money Express Financial Corp., a privately traded international money service company from 2004 to May 2007. Mr. Fernandez is an inactive CPA and has a J.D. from Seton Hall University and a B.A. in Accounting from Rutgers University

Available Information

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

Item 1A.  Risk Factors

Not required.

Item 1B.  Unresolved Staff Comments

None.

Item 2.  Properties

As of August 31, 2015 and 2014, the Company did not lease or own any properties. Currently, the Company utilizes the offices of Steve Adelstein, our Chief Executive Officer and Chairman of the Board of Directors, at no cost to the Company and is included in consulting fees charged by the Chairman to the Company for services performed.

Item 3.  Legal Proceedings

None.

Item 4.  Mine Safety Disclosures

Not applicable.

PART II

Item 5.  Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information

As of August 31, 2015 and 2014, there were approximately 50 shareholders of record of the Company’s Common Stock.

Dividends and Dividend Policy

The Company did not declare or pay cash dividends in either fiscal year 2015 or 2014. The Company anticipates that, for the foreseeable future, it will retain any earnings for use in the operation of its business.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

None.

Equity Compensation Plan Information as of August 31, 2015 and 2014

We have made individual grants of shares of our common stock from time to time as compensation to directors, officers consultants and advisors. Such grants are not approved by the shareholders.

Item 6.  Selected Financial Data.

Not applicable.

Item 7.  Management’s Discussions and Analysis of Financial Condition and Results of Operations.

Results of Operations

In the year ended August 31, 2015 we had $-0- in sales of products and $-0- in cost of sales. Legal and accounting fees were $69,771. Selling, general and administrative expenses were $75,365. Consulting and software development costs were $336,987. Interest expense was $830 and impairment expense was $258,000. As a result, we recorded a net loss of $791,151 in the year ended August 31, 2015. The increase in consulting and software development costs is a result of our completion and updating of our VIPwink app.

In the year ended August 31, 2014 we had $-0- in sales of products and $-0- in cost of sales. Legal and accounting fees were $17,375. Selling, general and administrative expenses were $65,520. Consulting and software development costs were $629,384. Interest expense was $8,456 and impairment expense was $-0-. As a result, we recorded a net loss of $793,548 in the year ended August 31, 2014. The increase in consulting and software development costs is a result of our completion of our VIPwink app.

Liquidity and Capital Resources

During the year ended August 31, 2015, working capital decreased $69,771 to a deficit of $566,084 from a deficit of $494,933. The primary reason for the decrease was the decrease in cash of $92 and a decrease in accounts payable of $ 85,489 and accrued expenses of $22,513 offset by the increase in due to shareholder of $249,061. During this same period, stockholders’ equity decreased by $71,059 as a result of net losses incurred during the fiscal year.

Cash flows

Net cash used in operating activities was $300,138 for the year ended August 31, 2015. In the 2015 period cash was used by our loss from operations and increases in accounts payable offset by cash provided by our increases in accrued expenses, common stock issued for services and impairment expenses.

Net cash used in operating activities was $132,934 for the year ended August 31, 2014. In the 2014 period cash was used by our loss from operations and increases in accounts payable offset by cash provided by our increases in accrued expenses, common stock issued for services and impairment expenses.

Net cash provided by financing activities for the year ended August 31, 2015 was $300,046 and reflects proceeds we received from our chief executive officer, proceeds from the issuance of common stock, issuance of short-term notes payable, offset by payments on related party debt.

Net cash provided by financing activities for the year ended August 31, 2014 was $133,000 and reflects proceeds we received from our chief executive officer, proceeds from the issuance of common stock, issuance of short-term notes payable, offset by payments on related party debt.

Recent Financing Transactions

The continued existence of the Company is dependent upon the Company’s ability to resolve its liquidity problems, principally by obtaining additional debt financing and/or equity capital.  The Company has yet to generate a significant internal cash flow, and until sales of products increase from current levels, the Company is highly dependent upon debt and equity funding, should continuing debt and equity funding requirements not be met the Company’s operations may cease to exist.

Critical Accounting Policies and Estimates

Management’s discussion and analysis of its financial condition and results of operations is based upon our consolidated financial statements, which have been prepared in accordance with U.S. generally accepted accounting principles. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenue and expenses, and related disclosure of contingent assets and liabilities. On an on-going basis, we evaluate our estimates, including those related to the reported amounts of revenues and expenses and the valuation of our assets and contingencies. We believe our estimates and assumptions to be reasonable under the circumstances. However, actual results could differ from those estimates under different assumptions or conditions. Our financial statements are based on the assumption that we will continue as a going concern. If we are unable to continue as a going concern, we would experience additional losses from the write-down of assets.

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

Uncertain Tax Positions

The Company did not take any uncertain tax positions and had no adjustments to its income tax liabilities or benefits pursuant to the provisions of Section 740-10-25 for the reporting periods ended August 31, 2015 and 2014.

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

Item 8.  Financial Statements and Supplementary Data

FIRST LEVEL ENTERTAINMENT GROUP, INC.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors

First Level Entertainment Group, Inc.

We have audited the accompanying consolidated balance sheets of First Level Entertainment Group, Inc. (“the Company”) as of August 31, 2015 and 2014, and the related consolidated statements of operations, stockholders’ deficit and cash flows for the years then ended.  These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion the consolidated financial statements referred to above present fairly, in all material respects, the financial position of First Level Entertainment Group, Inc. as of August 31, 2015 and 2014, and the results of its operations and cash flows for the years then ended, in conformity with U.S. generally accepted accounting principles.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. The Company will need additional working capital to service its debt and for its planned activities, which raises substantial doubt about its ability to continue as a going concern. Management’s plans concerning these matters are described in Note 3 in the footnotes to consolidated financial statements. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Sadler Gibb, LLC

Salt Lake City, UT

December 15, 2015

FIRST LEVEL ENTERTAINMENT GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	August 31,	August 31,
	2015	2014

ASSETS

CURRENT ASSETS:
Cash and equivalents	$227	$319
Total Current Assets	227	319

LIABILITIES AND STOCKHOLDERS’ DEFICIT

CURRENT LIABILITIES:
Accounts payable	137,500	222,989
Accrued expenses	179,750	202,263
Advance from related parties	249,061	—
Notes payable	—	70,000
Total Current Liabilities	566,311	495,252

STOCKHOLDERS’ DEFICIT:
Preferred Stock, par value $.001; 10,000,000 shares authorized; 0 issued and outstanding at August 31, 2015 and August 31, 2014	—	—
Common stock , par value $.001; 500,000,000 shares authorized; 40,000,000 shares issued as of August 31, 2015 and 36,000,000 shares issued as of August 31, 2014	40,000	36,000
Additional paid in capital	2,460,000	1,744,000
Accumulated Deficit	(3,066,084)	(2,274,933)
Total Stockholders’ Deficit	(566,084)	(494,933)

Total Liabilities and Stockholders’ Deficit	$227	$319

The accompanying notes are an integral part of these consolidated financial statements.

FIRST LEVEL ENTERTAINMENT GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Years Ended
	August 31,
	2015	2014

Revenue	$—	$—

Operating Expenses:
Advertising and Marketing	50,198	72,813
Legal and Accounting	69,771	17,375
Consulting and Software Development	336,987	629,384
General and Administrative	75,365	65,520

Total Operating Expenses	532,321	785,092

Operating Loss	(532,321)	(785,092)

Other Income (Expense)
Impairment of assets	(258,000)	—
Interest Expense	(830)	(8,456)
Total Other Income (Expense)	(258,830)	(8,456)

Net (loss) before Income Taxes	(791,151)	(793,548)

Provision for Income Taxes	—	—

Net (loss)	(791,151)	(793,548)

Basic and diluted net loss per common share	$(0.02)	$(0.02)

Basic and diluted weighted average number of common shares outstanding	38,800,054	32,204,384

The accompanying notes are an integral part of these consolidated financial statements.

FIRST LEVEL ENTERTAINMENT GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ DEFICIT

					Total
			Additional		Stockholders’
	Common Stock		Paid in	Accumulated	Equity
	Shares	Amount	Capital	Deficit	(Deficit)

Balance at August 31, 2013	30,000,000	$30,000	$1,135,000	$(1,481,385)	$(316,385)

Common stock issued for cash	1,200,000	1,200	59,800	—	61,000
Common stock issued for services	3,900,000	3,900	437,700	—	441,600
Common stock issued for debt	900,000	900	111,500	—	112,400
Net Loss for the year ended August 31, 2014	—	—	—	(793,548)	(793,548)
Balance at August 31, 2014	36,000,000	$36,000	$1,744,000	$(2,274,933)	$(494,933)

Common stock issued for cash	706,664	707	126,493	—	127,200
Common stock issued of intellectual property	1,433,333	1,433	256,567	—	258,000
Common stock issued for related party advances	393,336	393	70,407	—	70,800
Common stock issued for services	1,335,445	1,336	239,044	—	240,380
Common stock issued for debt	131,222	131	23,489	—	23,620
Net Loss for the year ended August 31, 2015	—	—	—	(791,151)	(791,151)
Balance at August 31, 2015	40,000,000	$40,000	$2,460,000	$(3,066,084)	$(566,084)

The accompanying notes are an integral part of these consolidated financial statements.

FIRST LEVEL ENTERTAINMENT GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Years Ended
	August 31,
	2015	2014

OPERATING ACTIVITIES:
Net loss	$(791,151)	$(793,548)
Adjustments to reconcile net loss to net cash used in operating activities:
Impairment of intellectual assets, net	258,000	—
Expenses paid on behalf of the company	99,015	148,234
Common stock issued for services	240,380	353,766
Changes in operating assets and liabilities:
Accounts payable and accrued expenses	(106,382)	158,614

Net cash used in operating activities	(300,138)	(132,934)

INVESTING ACTIVITIES:	—	—

FINANCING ACTIVITIES:
Net increase/(decrease) in notes payable	(48,000)	70,000
Proceeds from related notes payable	238,850	—
Cash increase due to related notes payable	—	38,250
Payments on related party debt	(18,004)	(36,250)
Issuance of common stock for cash	127,200	61,000
Net cash provided by financing activities	300,046	133,000

NET CHANGE IN CASH	(92)	66
CASH BEGINNING BALANCE	319	253

CASH ENDING BALANCE	$227	$319

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Taxes paid	—	—
Interest paid	830	—

NON-CASH TRANSACTIONS AFFECTING INVESTING AND FINANCING ACTIVITIES:
Common stock issued for forgiveness of related party advances	70,800	—
Common stock issued for forgiveness of debt	23,620	200,234
Common stock issued for acquisition intangible asset	258,000	—

The accompanying notes are an integral part of these consolidated financial statements.

FIRST LEVEL ENTERTAINMENT GROUP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

August 31, 2015

NOTE 1 – NATURE OF OPERATIONS AND BASIS OF PRESENTATION

First Level Entertainment Group, Inc. (“the Company”), formerly known as Sound Kitchen Entertainment Group, Inc., commenced operations on February 1, 2012 and has incurred losses totaling $3,066,084. The Company was incorporated on June 2, 2008 in the State of Florida and established a fiscal year end of August 31. The Company is in the entertainment business presently focusing on mobile applications. The Company has the following wholly-owned subsidiaries: i) Mobile Sonars Inc.; ii) Am I There Inc.; iii) Message Attic Corp; iv) VIP Wink Corp.

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

Long-Lived Assets

In accordance with ASC 360-10-05-4 “Property, Plant, and Equipment-Impairment or Disposal of Long-Lived Assets”, which was previously Financial Accounting SFAS No.144, “Accounting for the Impairment or Disposal of Long-lived Assets”, the Company assesses long-lived assets, such as property and equipment and intangible assets subject to amortization, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset group may not be fully recoverable. Recoverability of asset groups to be held and used in measured by a comparison of the carrying amount of an asset group to estimated undiscounted future cash flows expected to be generated by the asset group. If the carrying amount exceeds its estimated future cash flows, an impairment charge is recognized by the amount by which the carrying amount of an asset group exceeds the fair value of the asset group. The Company evaluates its long-lived assets for impairment on at least an annual basis. The Company recorded impairment charges of $258,000 and $-0- during the fiscal years ended August 31, 2015 and 2014, respectively.

FIRST LEVEL ENTERTAINMENT GROUP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

August 31, 2015

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

The carrying amounts of the Company’s financial assets and liabilities, such as cash, advances, and accounts payable approximate their fair values because of the short maturity of these instruments.

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

Basic and Diluted Net Loss per Common Share

Basic loss per share is calculated by dividing the Company’s net loss applicable to common stockholders by the weighted average number of common shares during the period. Diluted loss per share is calculated by dividing the Company’s net loss available to common stockholders by the diluted weighted average number of shares outstanding during the year. The diluted weighted average number of shares outstanding is adjusted for any potentially dilutive debt or equity. There are no such common stock equivalents outstanding as of August 31, 2015 or 2014, which were excluded from the calculation of diluted loss per common share as their effect would have been anti-dilutive.

FIRST LEVEL ENTERTAINMENT GROUP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

August 31, 2015

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

The Company did not capitalize any software development costs in fiscal year 2015 or 2014 because the above criteria have not yet been met. The Company’s capitalized software amortization will be included in depreciation and amortization in the Company’s statements of operations.

The company has had consulting and software development expenses of $336,987 for the year ended August 31, 2015 and $629,384 for the year ended August 31, 2014.

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

Recent Accounting Pronouncements

In June 2014, the FASB issued ASU 2014-10, “Development Stage Entities (Topic 915):  Elimination of Certain Financial Reporting Requirements, Including an Amendment to Variable Interest Entities Guidance in Topic 810, Consolidation”. The guidance eliminates the definition of a development stage entity thereby removing the incremental financial reporting requirements from U.S. GAAP for development or exploration stage entities, primarily presentation of inception to date financial information. The provisions of the amendments are effective for annual reporting periods beginning after December 15, 2014, and the interim periods therein. However, early adoption is permitted. Accordingly, the Company has adopted this standard as of August 31, 2015.

FIRST LEVEL ENTERTAINMENT GROUP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

August 31, 2015

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

During the year ended August 31, 2014 a related party advanced $38,250 to the company and paid $148,234 of additional operating expenses on the Company’s behalf. The Company paid $36,250 in cash against the outstanding payable and paid 320,000 shares of common stock at $0.025 per share in settlement of $8,000 of the outstanding payable and 580,000 shares of common stock at $0.18 per share in settlement of $104,400 leaving an ending balance due of $-0-. All related party balances bear no interest and are due on demand.

During the year ended August 31, 2015 a related party advanced $238,850 and paid $99,015 of additional operating expenses on the Company’s behalf. The Company paid 720,000 shares of common stock at $0.18 per share in settlement of $129,600 bonus given to this related party. The Company paid $18,004 in cash against the outstanding payable and paid 393,336 shares of common stock at $0.18 per share in settlement of $70,800 of the outstanding payable.

At the end of the period the balance owed to this related party was $249,061.

NOTE 5 – NOTES PAYABLE

On April 10, 2014, the Company entered into a note agreement with an unrelated third party to borrow a maximum amount of $150,000 (determined from time to time as advances are made) having a stated interest rate of six (6) percent and is convertible into common shares at fair market value at the discretion of the note holder both principal and interest are due April 10, 2015 and can be prepaid without penalty. At August 31 2014, the principal balance of the note outstanding was $70,000 with accrued interest of $790. During the year ended August 31, 2015 the company paid $48,000 in cash and the Company issued 131,222 shares in settlement of the full remaining balances of principal and interest of $22,000 and $1,620, respectively.

FIRST LEVEL ENTERTAINMENT GROUP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

August 31, 2015

NOTE 6 – STOCKHOLDERS’ DEFICIT

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

During the year ended August 31, 2015, the Company issued 4,000,000 shares of common stock valued at $0.18 per share. The company received $127,200 of cash for 706,664 shares of common stock issued. The company issued 1,335,445 share of common stock for $240,380 in services, 131,222 shares of common stock for payment of $22,000 notes payable and $1,620 interest, 393,336 shares for payment of $70,800 related party debt, and 1,433,333 shares for the purchase of $258,000 of intangible assets which were subsequently impaired fully during the year ended August 31, 2015.

NOTE 7 – INCOME TAXES

Net deferred tax assets consist of the following components:

	August 31, 2015	August 31, 2014
Deferred tax asset:
Net operating loss carryforwards	$(1,213,671)	$(898,599)
Common stock issued for services	550,720	455,770
Impairment expense	205,598	103,688
Valuation allowance	457,353	339,141
Net deferred tax asset	$—	$—

The income tax provision differs from the amount of income tax determined by applying the U.S. federal and state income statutory tax rates to pretax income (loss) from continuing operations as follows:

	August 31, 2015	August 31, 2014
Tax benefit at statutory rates	$(315,072)	$(313,451)
Common stock issued for services	94,950	139,738
Impairment expense	101,910	—
Change in valuation allowance	118,212	173,713
Net provision for income taxes	$—	$—

The Company has accumulated net operating loss carryovers of approximately $3,066,000 as of August 31, 2015, which are available to reduce future taxable income.  Due to the change in ownership provisions of the Tax Reform Act of 1986, net operating loss carry forwards for federal income tax reporting purposes may be subject to annual limitations. A change in ownership may limit the utilization of the net operating loss carry forwards in future years. The tax losses begin to expire in 2034.

NOTE 8 – SUBSEQUENT EVENTS

In accordance with ASC 855-10, the Company has analyzed its operations subsequent to August 31, 2015 through the date these financial statements were issued and has determined that it does not have any material subsequent events to disclose in these financial statements other than the events described above.

Item 9.  Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item9A.  Controls and Procedures.

Disclosure controls and procedures

Under the direction of our Principal Executive Officer and Principal Financial Officer, we evaluated our disclosure controls and procedures as of August 31, 2015. Our Principal Executive Officer and Principal Financial Officer concluded that our disclosure controls and procedures were not effective as of August 31, 2015 and 2014.

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

The Company’s management assessed the effectiveness of the Company’s internal control over financial reporting as of August 31, 2015.  In making this assessment, the Company’s management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control-Integrated Framework.  The COSO framework is based upon five integrated components of control: control environment, risk assessment, control activities, information and communications and ongoing monitoring.

Based on the assessment performed, management has concluded that the Company’s internal control over financial reporting, as of August 31, 2015 and 2014, is not effective to provide reasonable assurance regarding the reliability of its financial reporting and the preparation of its financial statements in accordance with generally accepted accounting principles.  Further, management has identified material weaknesses in internal control over financial reporting as of August 31, 2015 and 2014.

Based on an evaluation under the supervision and with the participation of the Company’s management, the Company’s principal executive officer and principal financial officer has concluded that the Company’s disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act were not effective as of August 31, 2015 and 2014 (the “Evaluation Dates”), to ensure that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission rules and forms and (ii) accumulated and communicated to the Company’s management, including its principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.  Each of the following is deemed a material weakness in our internal control over financial reporting:

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

Alfred Fernandez, Chief Financial Officer, director

Mr. Fernandez has served as Chief Financial Officer since August 2011 and a member of our Board of Directors since July 2010. From July 2010 until August 2011 he also served as our sole officer and director. Mr. Fernandez also acts as a consultant to several privately held entities. Mr. Fernandez has served as Chief Financial Officer of MediaNet Group Technologies, Inc., a publicly held company, from July 2007 to July, 2010. Prior to joining the MediaNet Group Technologies, Inc., Mr. Fernandez served as Chief Financial Officer of Money Express Financial Corp., a privately traded international money service company from 2004 to May 2007. Mr. Fernandez is an inactive CPA and has a J.D. from Seton Hall University and a B.A. in Accounting from Rutgers University.

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

SUMMARY COMPENSATION TABLE

The following table provides certain summary information concerning cash and certain other compensation we paid to our Officer for the fiscal year ending August 31, 2015 and 2014.

Name & Principal Position	Fiscal Year	Salary	Stock Bonus	Option Awards	Non-Equity Incentive Plan Awards	Non-Qualified Deferred Compensation Earnings	All Other Compensation	Total
Steve Adelstein	2015	-0-	-0-	-0-	-0-	-0-	161,600	161,600
Chief Executive Officer	2014	-0-	-0-	-0-	-0-	-0-	221,200	221,200

Steve Berman	2015	-0-	-0-	-0-	-0-	-0-	39,500	39,500
Chief Operating Officer	2014	-0-	-0-	-0-	-0-	-0-	68,000	68,000

Alfred Fernandez	2015	-0-	-0-	-0-	-0-	-0-	7,500	7,500
Chief Financial Officer	2014	-0-	-0-	-0-	-0-	-0-	34,250	34,250

Robert Hussey	2015	-0-	-0-	-0-	-0-	-0-	18,000	18,000
Director	2014	-0-	-0-	-0-	-0-	-0-	28,000	28,000

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

Director Compensation

No compensation was paid to our directors in the fiscal year ended August 31, 2015 and 2014.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Principal Shareholders

At December 15, 2015, we had 40,000,000 shares of our common stock issued and outstanding. The following table sets forth information regarding the beneficial ownership of our common stock as of December 15, 2015 by:

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

Name	Nature of Beneficial Ownership	Percentage
Steve Adelstein (1)	17,100,000	42.8%
Steven Berman (2)	2,666,667	6.7%
Alfred Fernandez	1,260,000	3.2%
Robert Hussey	2,100,000	5.3%
All Officer and Directors	23,126,667	57.8%
Tammi Shnider (3)	7,866,668	19.7%

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

During the year ended August 31, 2014 a related party advanced $38,250 to the company and paid $148,234 of additional operating expenses on the Company’s behalf. The Company paid $36,250 in cash against the outstanding payable and paid 320,000 shares of common stock at $0.025 per share in settlement of $8,000 of the outstanding payable and 580,000 shares of common stock at $0.18 per share in settlement of $104,400 leaving an ending balance due of $-0-. All related party balances bear no interest and are due on demand.

During the year ended August 31, 2015 a related party advanced $238,850 and paid $99,015 of additional operating expenses on the Company’s behalf. The Company paid 720,000 shares of common stock at $0.18 per share in settlement of $129,600 bonus given to this related party. The Company paid $18,004 in cash against the outstanding payable and paid 393,336 shares of common stock at $0.18 per share in settlement of $70,800 of the outstanding payable.

At the end of the period the balance owed to this related party was $249,061.

Audit Committee

The Board of Directors has not designated a separate audit committee and the entire board, whose members are named above, conducts the functions of such a committee. None of the directors is an audit committee financial expert.

Item 14.  Principal Accounting Fees and Services.

	Year Ended August 31, 2015	Year Ended August 31, 2014
Audit fees	$9,500	$9,500
Audit-related fees	$0	$0
Tax fees	$0	$0
All other fees	$0	$0
Total	$9,500	$9,500

Audit Fees

During the fiscal year ended August 31, 2015, we incurred approximately $9,500 in fees to our principal independent accountants for professional services rendered in connection with the audit and reviews of our financial statements for fiscal years ended August 31, 2015.

During the fiscal year ended August 31, 2014, we incurred approximately $9,500 in fees to our principal independent accountants for professional services rendered in connection with the audit and reviews of our financial statements for fiscal year ended August 31, 2014.

Audit-Related Fees

The aggregate fees billed during the fiscal years ended August 31, 2015 and 2014 for assurance and related services by our principal independent accountants that are reasonably related to the performance of the audit or review of our financial statements (and are not reported under Item 9(e)(1) of Schedule 14A was $-0- and $-0-, respectively.

Tax Fees

The aggregate fees billed during the fiscal years ended August 31, 2015 and 2014 for professional services rendered by our principal accountant tax compliance, tax advice and tax planning were $-0- and $-0-, respectively.

All Other Fees

The aggregate fees billed during the fiscal years ended August 31, 2015 and 2014 for products and services provided by our principal independent accountants (other than the services reported in Items 9(e)(1) through 9(e)(3) of Schedule 14A was $-0- and $-0-, respectively.

Pre-approved Policies

The board of directors, acting as the audit committee considered whether, and determined that, the auditor’s provision of non-audit services was compatible with maintaining the auditor’s independence.  All of the services described above for the years ended August 31, 2015 and 2014 were approved by the board of directors pursuant to its policies and procedures.

Board of Directors Report

The Board of Directors has reviewed and discussed with the Company’s management and independent auditor the audited consolidated financial statements of the Company contained in the Company’s Annual Report on Form 10-K for the fiscal year ended August 31, 2015. The Board has also discussed with the independent auditor the matters required to be discussed pursuant to SAS No. 61 (Codification of Statements on Auditing Standards, AU Section 380), which includes, among other items, matters related to the conduct of the audit of the Company’s consolidated financial statements.

The Board has received and reviewed the written disclosures and the letter from the independent auditor required by the applicable requirements of the Public Company Accounting Oversight Board regarding the independent auditor’s communications with the Board concerning independence, and has discussed with its independent auditor its independence from the Company.

The Board has considered whether the provision of services other than audit services is compatible with maintaining auditor independence. Based on the review and discussions referred to above, the Board approved the inclusion of the audited consolidated financial statements in the Company’s Annual Report on Form 10-K for its fiscal year ended August 31, 2015 and 2014 for filing with the SEC.

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

FIRST LEVEL ENTERTAINMENT GROUP, INC.

December 15, 2015	By: /s/ Steve Adelstein
Steve Adelstein
Chief Executive Officer (principal executive and accounting officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

December 15, 2015	By: /s/ Steve Adelstein
Steve Adelstein
Chairman of the Board of Directors

December 15, 2015	By: /s/ Steven Berman
Steven Berman
Member of the Board of Directors

December 15, 2015	By: /s/ Alfred Fernandez
Alfred Fernandez
Member of the Board of Directors