Form 10-Q
period 2015-11-30
FIRST LEVEL ENTERTAINMENT GROUP, INC.
filed 2016-01-12
CIK 1503227

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended November 30, 2015

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___________ to ___________

Commission file number: 333-170016

First Level Entertainment Group, Inc.

(Exact name of registrant as specified in its charter)

Florida	90-0599877
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

305 South Andrews Avenue, Suite 203 Fort Lauderdale, Florida	33301
(Address of principal executive offices)	(Zip Code)

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

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☑

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at January 14, 2016
Common Stock, $0.001	40,000,000 shares

FIRST LEVEL ENTERTAINMENT GROUP, INC.

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

Certain statements in this report may constitute “forward-looking” statements as defined in Section 27A of the Securities Act of 1933 (the “Securities Act”), Section 21E of the Securities Exchange Act of 1934 (the “Exchange Act”) or in releases made by the Securities and Exchange Commission (“SEC”), all as may be amended from time to time. Forward-looking statements include, but are not limited to, statements that express our intentions, beliefs, expectations, strategies, predictions or any other statements relating to our future activities or other future events or conditions. These statements are based on current expectations, estimates and projections about our business based, in part, on assumptions made by management. Forward-looking statements can be identified by, among other things, the use of forward-looking language, such as the words “plan,” “believe,” “expect,” “anticipate,” “intend,” “estimate,” “project,” “may,” “will,” “would,” “could,” “should,” “seeks,” or “scheduled to,” or other similar words, or the negative of these terms or other variations of these terms or comparable language, or by discussion of strategy or intentions. These statements are not guarantees of future performance and involve risks, uncertainties and assumptions that are difficult to predict. Therefore, actual outcomes and results may, and are likely to, differ materially from what is expressed or forecasted in the forward-looking statements due to numerous factors, including those described above and those risks discussed in this report, in our Annual Report on Form 10-K for the year ended August 31, 2015, including the risks described under “Risk Factors,” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in that report, and in other documents which we file with the SEC.  These forward-looking statements involve risks and uncertainties, and relate to future events or our future financial or operating performance and include, but are not limited to, statements concerning:

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

PART I FINANCIAL INFORMATION

Item 1. Financial Statements.

FIRST LEVEL ENTERTAINMENT GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	November 30,	August 31,
	2015	2015
	(unaudited)

ASSETS

CURRENT ASSETS:
Cash and equivalents	$43	$227
Total Current Assets	43	227
Total Assets	43	227

LIABILITIES AND STOCKHOLDERS’ DEFICIT

CURRENT LIABILITIES:
Accounts payable	$137,500	$137,500
Accrued expenses	214,250	179,750
Advance related parties	250,798	249,061
Total Current Liabilities	602,548	566,311

STOCKHOLDERS’ DEFICIT:
Preferred Stock, par value $.001; 10,000,000 shares authorized; no shares issued and outstanding	—	—
Common stock, par value $.001; 500,000,000 shares authorized; 40,000,000 and 40,000,000 shares issued and outstanding as of November 30, 2015 and August 31, 2015, respectively	40,000	40,000
Additional paid in capital	2,460,000	2,460,000
Accumulated deficit	(3,102,505)	(3,066,084)
Total Stockholders’ Deficit	(602,505)	(566,084)

Total Liabilities and Stockholders’ Deficit	$43	$227

The accompanying notes are an integral part of these condensed consolidated financial statements.

FIRST LEVEL ENTERTAINMENT GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited)

	For the Three Months Ended
	November 30,
	2015	2014

Revenue	$—	$—

Operating Expenses:
Advertising and Marketing	—	29,697
Legal and Accounting	4,500	37,971
Consulting and Software Development	30,000	68,760
General and Administrative	1,921	28,232

Total Operating Expenses	36,421	164,660

Operating Loss	(36,421)	(164,660)

Other Income (Expense)
Interest Expense	—	(570)
Total Other Income (Expense)	—	(570)

Net loss before Income Taxes	(36,421)	(165,230)

Provision for Income Taxes	—	—

Net loss	(36,421)	(165,230)

Basic and diluted net loss per common share	$(0.00)	$(0.00)

Basic and diluted weighted average number of common shares outstanding	40,000,000	36,536,481

The accompanying notes are an integral part of these condensed consolidated financial statements.

FIRST LEVEL ENTERTAINMENT GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOW

(unaudited)

	For the Three Months Ended
	November 30,
	2015	2014

OPERATING ACTIVITIES:
Net loss	$(36,421)	$(165,230)
Adjustments to reconcile net loss to net cash used in operating activities:
Expenses paid by related party on behalf of the company	1,737	34,042
Common Stock issued for services	—	18,000
Changes in operating assets and liabilities:
Prepaid expenses	—	—
Accounts payable and accrued expenses	34,500	(27,669)
Net cash used in operating activities	(184)	(140,857)

INVESTING ACTIVITIES:	—	—

FINANCING ACTIVITIES:
Increase/(decrease) in notes payable	—	(48,000)
Proceeds from related party advances	—	115,500
Payments on related party debt	—	(15,004)
Proceeds from issuance of common stock	—	127,200
Net cash provided by financing activities	—	179,696

NET INCREASE IN CASH	(184)	38,839
CASH BEGINNING BALANCE	227	319

CASH ENDING BALANCE	$43	$39,158

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Taxes paid	—	—
Interest paid	—	—

NON-CASH TRANSACTIONS AFFECTING OPERATING, INVESTING AND FINANCING ACTIVITIES:
Common stock issued for forgiveness of debt	—	34,800

The accompanying notes are an integral part of these condensed consolidated financial statements.

FIRST LEVEL ENTERTAINMENT GROUP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

November 30, 2015 (unaudited)

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

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements of the Company and the notes thereto have been prepared in accordance with the instructions for Form 10-Q and Article 10 of Regulation S-X of the Securities and Exchange Commission (“SEC”). The August 31, 2015 condensed consolidated balance sheet data was derived from audited financial statements but does not include all disclosures required by accounting principles generally accepted in the United States of America. The unaudited condensed consolidated financial statements included herein should be read in conjunction with the audited financial statements and the notes thereto that are included in the Company’s Annual Report on Form 10-K for the year ended August 31, 2015 filed with the SEC on December 15, 2015.

The accounting policies applied by the Company in these condensed interim financial statements are the same as those applied by the Company in its audited consolidated financial statements as at and for the year ended August 31, 2015. The quarterly information presented should be read in conjunction with the annual report filed on Form 10-K with the Securities and Exchange Commission.

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

November 30, 2015 (unaudited)

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

Basic and Diluted Net Loss per Common Share

Basic loss per share is calculated by dividing the Company’s net loss applicable to common stockholders by the weighted average number of common shares during the period. Diluted loss per share is calculated by dividing the Company’s net loss available to common stockholders by the diluted weighted average number of shares outstanding during the year. The diluted weighted average number of shares outstanding is adjusted for any potentially dilutive debt or equity. There are no such common stock equivalents outstanding as of November 30, 2015 or 2014 which were excluded from the calculation of diluted loss per common share as their effect would have been anti-dilutive.

NOTE 3 – GOING CONCERN

The Company’s consolidated financial statements are prepared in accordance with generally accepted accounting principles applicable to a going concern.  This contemplates the realization of assets and the liquidation of liabilities in the normal course of business.  Currently, the Company does not have material assets, nor does it have operations or a source of revenue sufficient to cover its operation costs and allow it to continue as a going concern.  The Company has a deficit accumulated since inception (June 2, 2008) through November 30, 2015 of ($3,102,505). The Company will be dependent upon the raising of additional capital through placement of our common stock in order to implement its business plan.  There can be no assurance that the Company will be successful in either situation in order to continue as a going concern.  The Company has funded its initial operations, from inception to November 30, 2015, by way of issuing common shares and advances from related parties.  As of November 30, 2015, the Company had issued 40,000,000 common shares.  These consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts, or amounts and classification of liabilities that might result from this uncertainty.

FIRST LEVEL ENTERTAINMENT GROUP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

November 30, 2015 (unaudited)

NOTE 4 – RELATED PARTY TRANSACTIONS

As of August 31, 2015 the Company owed $249,061 to related party (an officer and majority shareholder) for operating expenses paid on the Company’s behalf.  During the year ended August 31, 2015 this related party advanced $249,061 to the company and paid for $99,015 of additional operating expenses on the Company’s behalf. All related party balances bear no interest and are due on demand.

During the three months ended November 30, 2015, this related party advanced balance was $250,798 and paid $1,737 of additional operating expenses on the Company’s behalf. At the end of the period the balance owed to this related party was $250,798.

As of November 31, 2015 the Company accrued professional fees of $4,500.

NOTE 5 – STOCKHOLDERS’ DEFICIT

On May 31, 2013 the Company authorized a 3:1 reverse stock split the consolidated financial statements have been retroactively adjusted to reflect the stock split. From inception (June 2, 2008) through November 30, 2015, the Company has not granted any stock options and warrants.

NOTE 6 – SUBSEQUENT EVENTS

We have evaluated events and transactions that occurred subsequent to November 30, 2015 through the date of this report, the date the consolidated financial statements were issued, for potential recognition or disclosure in the accompanying consolidated financial statements.

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

Overview

We are a development stage company incorporated in the state of Florida in June, 2008. The current focus of our development stage company has the primary focus of developing mobile applications as follows:

1) VIPwink

VIPwink is a patent pending mobile application which is available for beta testing for iTunes and Android phones in the fourth quarter of 2015. The VIPwink mobile application will empower individuals, brands and any others (VIP’s) with a significant Twitter following to monetize their fans, and differentiate the casual from the most passionate follower. The VIPwink app seamlessly integrates into the “VIP’s” existing Twitter account and gives them control over their original content.

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

2) Mobile Sonars

Mobile Sonars is a white label mobile application, that through questionnaire for any location that is “pushed” to the user when they arrive matching is then determined. If activated and at the geo-location a user is then matched with others who have answered the questions in a similar manner based on a pre-determined or user selected threshold. Mobile Sonars will allow a partner site to monetize a growing database of users that are on property or at the event in real time, which will allow them to offer deals, discounts, and coupons while users are there. This application will also allow users to connect to others at a specific location and only in that location or event in accordance with specific data criteria.

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

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements of the Company and the notes thereto have been prepared in accordance with the instructions for Form 10-Q and Article 10 of Regulation S-X of the Securities and Exchange Commission (“SEC”). The August 31, 2015 condensed consolidated balance sheet data was derived from audited financial statements but does not include all disclosures required by accounting principles generally accepted in the United States of America. The unaudited condensed consolidated financial statements included herein should be read in conjunction with the audited financial statements and the notes thereto that are included in the Company’s Annual Report on Form 10-K for the year ended August 31, 2015 filed with the SEC on December 15, 2015.

The accounting policies applied by the Company in these condensed interim financial statements are the same as those applied by the Company in its audited consolidated financial statements as at and for the year ended August 31, 2015. The quarterly information presented should be read in conjunction with the annual report filed on Form 10-K with the Securities and Exchange Commission.

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

Basic and Diluted Net Loss per Common Share

Basic loss per share is calculated by dividing the Company’s net loss applicable to common stockholders by the weighted average number of common shares during the period. Diluted loss per share is calculated by dividing the Company’s net loss available to common stockholders by the diluted weighted average number of shares outstanding during the year. The diluted weighted average number of shares outstanding is adjusted for any potentially dilutive debt or equity. There are no such common stock equivalents outstanding as of November 30, 2015 or 2014 which were excluded from the calculation of diluted loss per common share as their effect would have been anti-dilutive.

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

General and Administrative Expenses

We expect that general and administrative expenses associated with executive compensation will substantially increase in the future as our products commence their marketing potential. In addition, we believe in the last part of the 2016 fiscal year that the compensation packages required to attract the senior executives of the Company will require management to execute against its business plan which will increase our total expenses, including, but not limited to, general and administrative, legal, accounting, marketing and compensation.

Summary of Condensed Results of Operations

Any measurement and comparison of revenues and expenses from continuing operations should not be considered necessarily indicative or interpolated as the trend to forecast our future revenues and results of operations.

Results for the Three Months Ended November 30, 2015

Revenues. The Company’s revenues for the three months ended November 30, 2015 and November 30, 2014 were $-0-. Additionally, the Company has not had any revenues from inception (June 2, 2008) to November 30, 2015.

Legal and accounting Expenses. Legal and Accounting expenses for the three months ended November 30, 2015 were $4,500 as compared to $37,971 for the three months ended November 30, 2014. These increase costs of legal and accounting expenses were a direct result of product development commencing an activity phase whereby additional expenses are required.

General and Administrative Expenses. General and administrative expenses for the three months ended November 30, 2015 were $1,921 as compared to $28,232 for the three months ended November 30, 2014. These expenses are normal and reoccurring for our Company as a development stage entity.

Consulting and Software Development. The expense for the three months ended November 30, 2015 was $30,000 as compared to $68,760 for the three months ended November 30, 2014. These decrease costs of $68,760, were a direct result of the decreased software development activity.

Net Loss. Net loss for the three months ended November 30, 2015 was $36,421 as compared to $164,660 for the three months ended November 30, 2014. The decrease of net loss of $128,239 was a result of reduced issuance of stock for development services and consulting.

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

As of November 30, 2015, total current assets were $43.

As of November 30, 2015, total current liabilities were $602,548, which consisted of $137,500 for accounts payable, $214,250 for accrued expenses, and $250,798 of advances from related parties. As of August 31, 2015, total current liabilities were $566,311, which consisted of $179,750 of accrued expenses and $137,500 of accounts payable. We had net working capital deficit of $602,505 as of November 30, 2015, compared to net working deficit capital of $566,084 at August 31, 2015.

During the three months ended November 30, 2015, our operating activities used cash of $184. An officer provided paid expenses of $1,737.

Material Commitments

The Company does not have any material commitments as of November 30, 2015.

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

Item 4. Controls and Procedures

(a) Evaluation of disclosure controls and procedures. Company management maintains controls and procedures designed to ensure that information required to be disclosed in the reports that is filed or submitted under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission. Based upon their evaluation of those controls and procedures performed as of November 30, 2015, the date of this report, the Company’s chief executive officer and principal financial officer concluded that the Company’s disclosure controls and procedures were not effective.

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

As part of the Company’s compliance efforts relative to Section 404 of the Sarbanes-Oxley Act of 2002, the Company’s management assessed the effectiveness of the Company’s internal control over financial reporting as of November 30, 2015. In making this assessment, management used the criteria set forth in the Internal Control - Integrated Framework by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Company management evaluated control deficiencies identified through the Company’s test of the design and operating effectiveness of controls over financial reporting to determine whether the deficiencies, individually or in combination, are significant deficiencies or material weaknesses. In performing the assessment, the Company’s management has identified material weaknesses in internal control over financial reporting existing as of November 30, 2015. The Company’s evaluation of the significance of each deficiency included both quantitative and qualitative factors. Based on that evaluation, the Company’s management concluded that as of November 30, 2015, and as of the date that the evaluation of the effectiveness of the Company’s internal controls and procedures was completed, the Company’s internal controls are not effective, for the reason discussed below:

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

In the three months ended November 30, 2015 the Company did not issue any shares of the common stock in the Company. On November 30, 2014, the Company issued 193,336 shares of the common stock in the Company at $0.18 per share for compensation to consultants and acquisition of intellectual property the total value of shares issued was $34,800.

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

FIRST LEVEL ENTERTAINMENT GROUP, INC.

Date: January 12, 2016	By:	/s/ Steve Adelstein
Steve Adelstein
Chief Executive Officer

Date: January 12, 2016	By:	/s/ Alfred Fernandez
Alfred Fernandez
Chief Financial Officer