Form 10-Q
period 2016-02-29
FIRST LEVEL ENTERTAINMENT GROUP, INC.
filed 2016-04-13
CIK 1503227

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended February 29, 2016

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

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☑

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at April 13, 2016
Common Stock, $0.001	40,000,000 shares

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

PART I FINANCIAL INFORMATION

Item 1. Financial Statements.

FIRST LEVEL ENTERTAINMENT GROUP, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

	February 29,	August 31,
	2016	2015
	(unaudited)

ASSETS

CURRENT ASSETS:

Cash and equivalents	$306	$227

Total Assets	$306	$227

LIABILITIES AND STOCKHOLDERS’ DEFICIT

CURRENT LIABILITIES:

Accounts payable	$137,500	$137,500
Accrued expenses	224,750	179,750
Advance from related parties	258,698	249,061

Total Current Liabilities	620,948	566,311

STOCKHOLDERS’ DEFICIT:

Preferred Stock, par value $.001; 10,000,000 shares authorized; no shares issued and outstanding	—	—
Common stock , par value $.001; 500,000,000 shares authorized; 40,000,000 shares issued and outstanding as of February 29, 2016 and August 31, 2015	40,000	40,000
Additional paid in capital	2,460,000	2,460,000
Accumulated deficit	(3,120,642)	(3,066,084)

Total Stockholders’ Deficit	(620,642)	(566,084)

Total Liabilities and Stockholders’ Deficit	$306	$227

The accompanying notes are an integral part of these condensed consolidated financial statements.

FIRST LEVEL ENTERTAINMENT GROUP, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited)

	For the Three Months Ended		For the Six Months Ended
	February 29,	February 28,	February 29,	February 28,
	2016	2015	2016	2015

REVENUES	$—	$—	$—	$—

OPERATING EXPENSES

Advertising and marketing	—	16,500	—	46,197
Legal and accounting	3,000	23,550	7,500	61,521
Consulting and software development	15,000	91,991	45,000	160,751
General and administrative	137	172,570	2,058	200,802

Total Operating Expenses	18,137	304,611	54,558	469,271

LOSS FROM OPERATIONS	(18,137)	(304,611)	(54,558)	(469,271)

OTHER EXPENSES

Impairment of intangible assets	—	258,000	—	258,000
Interest expense	—	260	—	830

Total Other Expense	—	258,260	—	(258,830)

NET LOSS BEFORE INCOME TAXES	(18,137)	(562,871)	(54,558)	(728,101)

Provision for Income Taxes	—	—	—	—

NET LOSS	(18,137)	(562,871)	(54,558)	(728,101)

BASIC AND DILUTED NET LOSS PER COMMON SHARE	$(0.00)	$(0.01)	$(0.00)	$(0.02)

BASIC AND DILUTED WEIGHTED-AVERAGE NUMBER OF COMMON SHARES OUTSTANDING	40,000,000	38,648,352	40,000,000	37,586,922

The accompanying notes are an integral part of these condensed consolidated financial statements.

FIRST LEVEL ENTERTAINMENT GROUP, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Six Months Ended
	February 29,	February 28,
	2016	2015

OPERATING ACTIVITIES

Net loss	$(54,558)	$(728,101)
Adjustments to reconcile net loss to net cash used in operating activities:
Expenses paid on behalf of the company by a related party	9,637	36,515
Impairment of intangible assets	—	258,000
Common Stock issued for services	—	141,096
Changes in operating assets and liabilities:
Accounts payable and accrued expenses	45,000	49,652

Net cash provided by (used in) operating activities	79	(242,838)

INVESTING ACTIVITIES	—	—

FINANCING ACTIVITIES

Payments on notes payable	—	(48,000)
Proceeds from related notes payable	—	181,000
Payments on related party notes payable	—	(15,004)
Issuance of common stock for cash	—	127,200

Net cash provided by financing activities	—	245,196

NET INCREASE IN CASH	79	2,358
CASH BEGINNING BALANCE	227	319

CASH ENDING BALANCE	$306	$2,667

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION

Taxes paid	$—	$—
Interest paid	$—	$—

NON-CASH INVESTING AND FINANCING ACTIVITIES

Common stock issued for debt	$—	$94,420
Common stock issued for purchase of intangible assets	$—	$258,000

The accompanying notes are an integral part of these condensed consolidated financial statements.

FIRST LEVEL ENTERTAINMENT GROUP, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

February 29, 2016 (Unaudited)

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

Basic and Diluted Net Loss per Common Share

Basic loss per share is calculated by dividing the Company’s net loss applicable to common stockholders by the weighted average number of common shares during the period. Diluted loss per share is calculated by dividing the Company’s net loss available to common stockholders by the diluted weighted average number of shares outstanding during the year. The diluted weighted average number of shares outstanding is adjusted for any potentially dilutive debt or equity. There are no such common stock equivalents outstanding as of February 29, 2016 or February 28, 2015 which were excluded from the calculation of diluted loss per common share as their effect would have been anti-dilutive.

FIRST LEVEL ENTERTAINMENT GROUP, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

February 29, 2016 (Unaudited)

NOTE 3 – GOING CONCERN

The Company’s consolidated financial statements are prepared in accordance with generally accepted accounting principles applicable to a going concern.  This contemplates the realization of assets and the liquidation of liabilities in the normal course of business.  Currently, the Company does not have material assets, nor does it have operations or a source of revenue sufficient to cover its operation costs and allow it to continue as a going concern.  The Company has a deficit accumulated since inception (June 2, 2008) through February 29, 2016 of ($3,120,642). The Company will be dependent upon the raising of additional capital through placement of our common stock in order to implement its business plan.  There can be no assurance that the Company will be successful in either situation in order to continue as a going concern.  The Company has funded its initial operations, from inception to February 29, 2016, by way of issuing common shares and advances from related parties.  As of February 29, 2016, the Company had issued 40,000,000 (post stock-split) common shares.  These consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts, or amounts and classification of liabilities that might result from this uncertainty.

NOTE 4 – RELATED PARTY TRANSACTIONS

As of February 29, 2016 the Company owed $258,698 to related parties for operating expenses paid on the Company’s behalf.  During the year ended August 31, 2015 this related party advanced $249,061 to the Company.

During the six months ended February 29, 2016, this related party paid expenses on behalf of Company in the amount of $9,637. At the end of the period the balance owed to this related party was $258,698.

During the three months ended February 29, 2016, this related party paid expenses on behalf of the Company in the amount of  $7,500. At the end of the period the balance owed to this related party was $258,698.

NOTE 5 – SUBSEQUENT EVENTS

We have evaluated events and transactions that occurred subsequent to February 29, 2016 through the date of this report, the date the consolidated financial statements were issued, for potential recognition or disclosure in the accompanying consolidated financial statements.

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

VIPwink has executed agreements with a selective roster of VIP celebrities, athletes, branded products and others for our beta testing of our functioning prototype. The preliminary roster of VIPwink has approximately 25,000,000 followers on Twitter as of November 30, 2015. We continuously are in negotiations to execute further agreements to coincide with our development of this application.

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

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements of the Company and the notes thereto have been prepared in accordance with the instructions for Form 10-Q and Article 10 of Regulation S-X of the Securities and Exchange Commission (“SEC”). The August 31, 2015 condensed consolidated balance sheet data was derived from audited financial statements but does not include all disclosures required by accounting principles generally accepted in the United States of America. The unaudited condensed consolidated financial statements included herein should be read in conjunction with the audited financial statements and the notes thereto that are included in the Company’s Annual Report on Form 10-K for the year ended August 31, 2015 filed with the SEC on December 5, 2015.

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

Basic and Diluted Net Loss per Common Share

Basic loss per share is calculated by dividing the Company’s net loss applicable to common stockholders by the weighted average number of common shares during the period. Diluted loss per share is calculated by dividing the Company’s net loss available to common stockholders by the diluted weighted average number of shares outstanding during the year. The diluted weighted average number of shares outstanding is adjusted for any potentially dilutive debt or equity. There are no such common stock equivalents outstanding as of February 29, 2016 or February 28, 2015 which were excluded from the calculation of diluted loss per common share as their effect would have been anti-dilutive.

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

Our primary marketing challenge for the coming twelve (12) months is to implement and go into final phases of beta testing with our improved networking applications to achieve market awareness and acceptance. Additionally, management is seeking new acquisitions to complement existing products.

Revenues

These forward-looking statements, pertaining to revenues, are based on our management’s current expectations and beliefs and involve numerous risks and uncertainties that could cause actual results to differ materially from expectations. You should not rely upon these forward-looking statements as predictions of future events because we cannot assure you that the events or circumstances reflected in these statements will be achieved or will occur. As our revenues commence, we plan to invest in marketing and sales by increasing the number of direct sales throughout our web portal to build brand awareness. We expect that in the future, marketing and sales expenses will decrease in absolute dollars commencing in the third quarter of 2016, as our product continues in its beta testing phase. We do not expect our revenues to increase significantly until third quarter of 2016.

General and Administrative Expenses

We expect that general and administrative expenses associated with executive compensation will substantially decrease in the near future as our products commence their beta testing phase. In addition, we believe in the last part of the 2017 fiscal year that the compensation packages required to attract the senior executives of the Company will require management to execute against its business plan which will increase our total expenses, including, but not limited to, general and administrative, legal, accounting, marketing and compensation.

Summary of Condensed Results of Operations

Any measurement and comparison of revenues and expenses from continuing operations should not be considered necessarily indicative or interpolated as the trend to forecast our future revenues and results of operations.

Results for the Three Months Ended February 29, 2016

Revenues. The Company’s revenues for the three months ended February 29, 2016 were $-0-. Additionally, the Company has not had any revenues from inception (June 2, 2008) to February 29, 2016.

Advertising and Accounting Expenses. Advertising and Accounting expenses for the three months ended February 29, 2016 were $3,000 as compared to $23,550 for the three months ended February 28, 2015.

General and Administrative Expenses. General and administrative expenses for the three months ended February 29, 2016 were $137 as compared to $172,340 for the three months ended February 28, 2015. These expenses are normal and reoccurring for our Company as a development stage entity.

Consulting and Software Development. The expense for the three (3) months ended February 29, 2016 was $15,000 as compared to $91,991 for the three (3) months ended February 28, 2015. These decrease costs of $76,991 were a direct result of the decreased software development activity.

Net Loss. Net loss for the three months ended February 29, 2016 was $18,137 as compared to $562,871 for the three months ended February 28, 2015. The decrease of net loss of $544,734 was a result of the reconsideration of the company’s development of internet and mobile applications along with the impairment of our recently acquired intellectual property.

Results for the Six Months Ended February 29, 2016

Revenues. The Company’s revenues for the six months ended February 29, 2016 were $-0-. Additionally, the Company has not had any revenues from inception (June 2, 2008) to February 29, 2016.

Advertising and Accounting Expenses. Advertising and Accounting expenses for the six months ended February 29, 2016 were $7,500 as compared to $61,521 for the six months ended February 28, 2015. These decrease costs of legal and accounting expenses were a direct result of product re- evaluation.

General and Administrative Expenses. General and administrative expenses for the six months ended February 29, 2016 were $2,058 as compared to $200,802 for the six months ended February 28, 2015. These expenses are normal and reoccurring for our Company as the company re -evaluates its marketing and general activity.

Consulting and Software Development. The expense for the six months ended February 29, 2016 was $45,000 as compared to $160,751 for the six months ended February 28, 2015. These decrease costs of $115,751 were a direct result of the decreased software development activity.

Net Loss. Net loss for the six months ended February 29, 2016 was $54,558 as compared to $728,101 for the six months ended February 28, 2015. The decrease of net loss of $673,543 was a result of the re-evaluating the company’s development stage of internet and mobile applications along with the impairment of our recently acquired intellectual property.

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

As of February 29, 2016, total current assets were $306.

As of February 29, 2016, total current liabilities were $620,948, which consisted of $137,500 for accounts payable, $224,750 for accrued expenses and $258,698 of advances from related parties. As of August 31, 2015, total current liabilities were $566,311, which consisted of accounts payable of $137,500, of $179,750 of accrued expenses and $249,061 of advances from related party. We had net working capital deficit of $620,642 as of February 29, 2016, compared to net working deficit capital of $566,084 at August 31, 2015.

During the six months ended February 29, 2016, our operating activities used cash of $79.

Material Commitments

The Company does not have any material commitments as of February 29, 2016.

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

Item 4. Controls and Procedures

(a) Evaluation of disclosure controls and procedures. Company management maintains controls and procedures designed to ensure that information required to be disclosed in the reports that is filed or submitted under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission. Based upon their evaluation of those controls and procedures performed as of February 29, 2016, the date of this report, the Company’s chief executive officer and principal financial officer concluded that the Company’s disclosure controls and procedures were not effective.

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

As part of the Company’s compliance efforts relative to Section 404 of the Sarbanes-Oxley Act of 2002, the Company’s management assessed the effectiveness of the Company’s internal control over financial reporting as of February 29, 2016. In making this assessment, management used the criteria set forth in the Internal Control - Integrated Framework by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Company management evaluated control deficiencies identified through the Company’s test of the design and operating effectiveness of controls over financial reporting to determine whether the deficiencies, individually or in combination, are significant deficiencies or material weaknesses. In performing the assessment, the Company’s management has identified material weaknesses in internal control over financial reporting existing as of February 29, 2016. The Company’s evaluation of the significance of each deficiency included both quantitative and qualitative factors. Based on that evaluation, the Company’s management concluded that as of February 29, 2016, and as of the date that the evaluation of the effectiveness of the Company’s internal controls and procedures was completed, the Company’s internal controls are not effective, for the reasons discussed below:

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

In 2016 the Company issued 0 shares of the common stock in the Company.

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

FIRST LEVEL ENTERTAINMENT GROUP, INC.

Date: April 13, 2016	By:	/s/ Steve Adelstein
Steve Adelstein
Chief Executive Officer

Date: April 13, 2016	By:	/s/ Alfred Fernandez
Alfred Fernandez
Chief Financial Officer