Form 10-Q
period 2016-05-31
FIRST LEVEL ENTERTAINMENT GROUP, INC.
filed 2016-07-06
CIK 1503227

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended May 31, 2016

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

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☑

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at July 1, 2016
Common Stock, $0.001	40,000,000 shares

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

PART I FINANCIAL INFORMATION

Item 1. Financial Statements.

FIRST LEVEL ENTERTAINMENT GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	May 31,	August 31,
	2016	2015
	(unaudited)

ASSETS

CURRENT ASSETS:
Cash and equivalents	$131	$227
Total Current Assets	131	227
Total Assets	131	227

LIABILITIES AND STOCKHOLDERS’ DEFICIT

CURRENT LIABILITIES:
Accounts payable	$137,500	$137,500
Accrued expenses	241,250	179,750
Advances from related parties	260,498	249,061
Total Current Liabilities	639,248	566,311

STOCKHOLDERS’ DEFICIT:
Preferred Stock, par value $.001; 10,000,000 shares authorized; no shares issued and outstanding	—	—
Common stock, par value $.001; 500,000,000 shares authorized; 40,000,000 and 40,000,000 shares issued and outstanding as of May 31, 2016 and August 31, 2015, respectively	40,000	40,000
Additional paid in capital	2,460,000	2,460,000
Accumulated deficit	(3,139,117)	(3,066,084)
Total Stockholders’ Deficit	(639,117)	(566,084)

Total Liabilities and Stockholders’ Deficit	$131	$227

The accompanying notes are an integral part of these condensed consolidated financial statements.

FIRST LEVEL ENTERTAINMENT GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited)

	For the Three		For the Nine
	Months Ended		Months Ended
	May 31,		May 31,
	2016	2015	2016	2015

Revenue	$—	$—	$—	$—

Operating Expenses:
Advertising and Marketing	—	—	—	46,197
Legal and Accounting	3,000	12,250	10,500	73,771
Consulting and Software Development	15,000	59,000	60,000	348,988
General and Administrative	475	5,628	2,533	77,194

Total Operating Expenses	18,475	76,878	73,033	546,150

Operating Loss	(18,475)	(76,878)	(73,033)	(546,150)

Other Income (Expense)
Impairment	—	—	—	258,000
Interest Expense	—	—	—	(830)
Total Other Income (Expense)	—	—	—	(258,830)

Net loss before Income Taxes	(18,475)	(76,878)	(73,033)	(804,980)

Provision for Income Taxes	—	—	—	—

Net loss	(18,475)	(76,878)	(73,033)	(804,980)

Basic and diluted net loss per common share	$(0.00)	$(0.00)	$(0.00)	$(0.02)

Basic and diluted weighted average number of common shares outstanding	40,000,000	40,000,000	40,000,000	38,397,153

The accompanying notes are an integral part of these condensed consolidated financial statements.

FIRST LEVEL ENTERTAINMENT GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Nine Months Ended
	May 31,
	2016	2015
OPERATING ACTIVITIES:
Net loss	$(73,033)	$(804,980)
Adjustments to reconcile net loss to net cash used in operating activities:
Expenses paid by related party on behalf of the company	11,437	36,515
Impairment of intangible assets	—	258,000
Common Stock issued for services	—	240,380
Changes in operating assets and liabilities:
Prepaid expenses	—	—
Accounts payable and accrued expenses	1,500	(29,132)
Accrued expense-related party	60,000	30,000
Net cash used in operating activities	(96)	(269,217)

INVESTING ACTIVITIES:	—	—

FINANCING ACTIVITIES:
Increase/(decrease) in notes payable	—	(48,000)
Proceeds from related party advances	—	209,350
Payments on related party debt	—	(15,004)
Proceeds from issuance of common stock	—	127,200
Net cash provided by financing activities	—	273,546

NET CHANGE IN CASH	(96)	4,329
CASH BEGINNING BALANCE	227	319

CASH ENDING BALANCE	$131	$4,648

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Taxes paid	—	—
Interest paid	—	—

NON-CASH TRANSACTIONS AFFECTING OPERATING, INVESTING AND FINANCING ACTIVITIES:
Common stock issued for forgiveness of related party advances	—	72,420
Common stock issued for forgiveness of debt	—	22,000
Common stock issued for acquisition intangible asset	—	258,000

The accompanying notes are an integral part of these condensed consolidated financial statements.

FIRST LEVEL ENTERTAINMENT GROUP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

May 31, 2016 (unaudited)

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

May 31, 2016 (unaudited)

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

Revenue and Cost Recognition

The Company has no current source of revenue. The Company recognizes revenue based on Account Standards Codification(“ASC”) 605 “Revenue Recognition” which contains Securities and Exchange Commission Staff Accounting Bulletin No. 101, “Revenue Recognition in Financial Statements’ and No. 104, “Revenue Recognition”. In all cases, revenue is recognized only when the price is fixed or determinable, persuasive evidence of an arrangement exists, shipment has occurred, price is fixed or determinable and collectability of the resulting receivable is reasonably assured. Revenues transacted from on-line platforms are recognized at the point of sale.  Cost of sales includes any labor cost and the amortization of intellectual property.

Basic and Diluted Net Loss per Common Share

Basic loss per share is calculated by dividing the Company’s net loss applicable to common stockholders by the weighted average number of common shares during the period. Diluted loss per share is calculated by dividing the Company’s net loss available to common stockholders by the diluted weighted average number of shares outstanding during the year. The diluted weighted average number of shares outstanding is adjusted for any potentially dilutive debt or equity. There are no such common stock equivalents outstanding as of May 31, 2016 or 2015 which were excluded from the calculation of diluted loss per common share as their effect would have been anti-dilutive.

NOTE 3 – GOING CONCERN

The Company’s consolidated financial statements are prepared in accordance with generally accepted accounting principles applicable to a going concern.  This contemplates the realization of assets and the liquidation of liabilities in the normal course of business.  Currently, the Company does not have material assets, nor does it have operations or a source of revenue sufficient to cover its operation costs and allow it to continue as a going concern.  The Company has a deficit accumulated since inception (June 2, 2008) through May 31, 2016 of $3,139,117. The Company will be dependent upon the raising of additional capital through placement of our common stock in order to implement its business plan.  There can be no assurance that the Company will be successful in either situation in order to continue as a going concern.  The Company has funded its initial operations, from inception to May 31, 2016, by way of issuing common shares and advances from related parties.  As of May 31, 2016, the Company had issued 40,000,000 common shares.  These consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts, or amounts and classification of liabilities that might result from this uncertainty.

NOTE 4 – RELATED PARTY TRANSACTIONS

As of May 31, 2016 the Company owed $260,498 to a related party (an officer and majority shareholder) for operating expenses paid on the Company’s behalf. During the year ended August 31, 2015 this related party advances $249,061.

As of May 31, 2016 the Company accrued consulting fees to a related party (an officer and majority shareholder) of $60,000.

NOTE 5 – SUBSEQUENT EVENTS

We have evaluated events and transactions that occurred subsequent to May 31, 2016 through the date of this report, the date the consolidated financial statements were issued, for potential recognition or disclosure in the accompanying consolidated financial statements.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis should be read in conjunction with our consolidated financial statements, including the notes thereto, appearing elsewhere in this report.

Overview

We are a development stage company incorporated in the state of Florida in June 2008. The current focus of our development stage company has the primary focus of developing mobile applications as follows:

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

VIPwink has executed agreements with a selective roster of VIP celebrities, athletes, branded products and others for our beta testing of our functioning prototype. The preliminary roster of VIPwink has approximately 11,500,000 followers on Twitter as of May 31, 2016. We are continuously in negotiations to execute further agreements to coincide with our development of this application.

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

Revenue and Cost Recognition

The Company has no current source of revenue. The Company recognizes revenue based on Account Standards Codification(“ASC”) 605 “Revenue Recognition” which contains Securities and Exchange Commission Staff Accounting Bulletin No. 101, “Revenue Recognition in Financial Statements’ and No. 104, “Revenue Recognition”. In all cases, revenue is recognized only when the price is fixed or determinable, persuasive evidence of an arrangement exists, shipment has occurred, price is fixed or determinable and collectability of the resulting receivable is reasonably assured. Revenues transacted from on-line platforms are recognized at the point of sale.  Cost of sales includes any labor cost and the amortization of intellectual property.

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

Revenues

These forward-looking statements, pertaining to revenues, are based on our management’s current expectations and beliefs and involve numerous risks and uncertainties that could cause actual results to differ materially from expectations. You should not rely upon these forward-looking statements as predictions of future events because we cannot assure you that the events or circumstances reflected in these statements will be achieved or will occur. As our revenues commence, we plan to invest in marketing and sales by increasing the number of direct sales throughout our web portal to build brand awareness. We expect that in the future, marketing and sales expenses will increase in absolute dollars commencing in the fourth quarter of 2015. We do not expect our revenues to increase significantly until first quarter of 2017.

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

Results for the Three Months Ended May 31, 2016

Revenues. The Company’s revenues for the three months ended May 31, 2016 were $-0-. Additionally, the Company has not had any revenues from inception (June 2, 2008) to May 31, 2016.

Legal and Accounting Expenses. Legal and Accounting expenses for the three months ended May 31, 2016 were $3,000 as compared to $12,250 for the three months ended May 31, 2015. These decreased costs of legal and accounting expenses were a direct result of maturing product development.

General and Administrative Expenses. General and administrative expenses for the three months ended May 31, 2016 were $475 as compared to $5,628 for the three months ended May 31, 2015. These expenses are normal and reoccurring for our Company as a development stage entity.

Consulting and Software Development. The expense for the three months ended May 31, 2016 was $15,000 as compared to $59,000 for the three months ended May 31, 2015. These decrease costs of $44,000, were a direct result of the decreased software development activity.

Net Loss. Net loss for the three months ended May 31, 2016 was $18,475 as compared to $76,878 for the three months ended May 31, 2015. The decrease of net loss of $58,403 was a result of reduced issuance of stock for development services and consulting.

Results for the Nine Months Ended May 31, 2016

Revenues. The Company’s revenues for the nine months ended May 31, 2016 were $-0-. Additionally, the Company has not had any revenues from inception (June 2, 2008) to May 31, 2016.

Legal and Accounting Expenses. Legal and Accounting expenses for the nine months ended May 31, 2016 were $10,500 as compared to $73,771 for the nine months ended May 31, 2015. These decreased costs of legal and accounting expenses were a direct result of maturing product development.

General and Administrative Expenses. General and administrative expenses for the nine months ended May 31, 2016 were $2,533 as compared to $77,194 for the nine months ended May 31, 2015. These expenses are normal and reoccurring for our Company.

Consulting and Software Development. The expense for the nine months ended May 31, 2016 was $60,000 as compared to $348,988 for the nine months ended May 31, 2015. These decrease costs of $288,988 were a direct result of the decreased software development activity.

Net Loss. Net loss for the nine months ended May 31, 2016 was $73,033 as compared to $804,980 for the nine months ended May 31, 2015. The decrease of net loss of $731,947 was a result of the entering into the company’s beta testing stage of internet and mobile applications.

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

As of May 31, 2016, total current assets were $131.

As of May 31, 2016, total current liabilities were $639,248, which consisted of $137,500 for accounts payable, $241,250 for accrued expenses, which included 60,000 accrued expenses related party. Also there was $260,498 of advances from related parties. As of August 31, 2015, total current liabilities were $566,311, which consisted of $179,750 of accrued expenses and $137,500 of accounts payable. We had net working capital deficit of $639,117 as of May 31, 2016, compared to net working deficit capital of $566,084 at August 31, 2015.

During the nine months ended May 31, 2016, our operating activities used cash of $96.

Material Commitments

The Company does not have any material commitments as of May 31, 2016.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Not applicable for a smaller reporting company.

Item 4. Controls and Procedures

(a) Evaluation of disclosure controls and procedures. Company management maintains controls and procedures designed to ensure that information required to be disclosed in the reports that is filed or submitted under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission. Based upon their evaluation of those controls and procedures performed as of May 31, 2016, the date of this report, the Company’s chief executive officer and principal financial officer concluded that the Company’s disclosure controls and procedures were effective.

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

As part of the Company’s compliance efforts relative to Section 404 of the Sarbanes-Oxley Act of 2002, the Company’s management assessed the effectiveness of the Company’s internal control over financial reporting as of May 31, 2016. In making this assessment, management used the criteria set forth in the Internal Control - Integrated Framework by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Company management evaluated control deficiencies identified through the Company’s test of the design and operating effectiveness of controls over financial reporting to determine whether the deficiencies, individually or in combination, are significant deficiencies or material weaknesses. In performing the assessment, the Company’s management has identified material weaknesses in internal control over financial reporting existing as of May 31, 2016. The Company’s evaluation of the significance of each deficiency included both quantitative and qualitative factors. Based on that evaluation, the Company’s management concluded that as of May 31, 2016, and as of the date that the evaluation of the effectiveness of the Company’s internal controls and procedures was completed, the Company’s internal controls are not effective, for the reason discussed below:

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

FIRST LEVEL ENTERTAINMENT GROUP, INC.

Date: July 6, 2016	By:	/s/ Steve Adelstein
Steve Adelstein
Chief Executive Officer

Date: July 6, 2016	By:	/s/ Alfred Fernandez
Steve Adelstein
Chief Financial Officer