Form 10-K
period 2016-08-31
FIRST LEVEL ENTERTAINMENT GROUP, INC.
filed 2016-12-14
CIK 1503227

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended August 31, 2016

or

[] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______________ to _______________

Commission file number 333-170016

FIRST LEVEL ENTERTAINMENT GROUP, INC.

(Exact name of registrant as specified in its charter)

Florida	90-0599877
State or other jurisdiction of incorporation or organization	(I.R.S. Employer Identification No.)

305 South Andrew Ave. Suite 203 Fort Lauderdale FL	33301
(Address of principal executive offices)	(Zip Code)

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

☐ Yes   ☒ No

As of December 14, 2016 issuer had 42,219,990 shares of common stock issued and outstanding.

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

PART I

Item 1. Business

We are incorporated in the state of Florida in June, 2008. The current focus of our company has the primary focus of developing mobile applications as follows:

1) VIPwink

VIPwink is a patent pending mobile application which is available for beta testing for iTunes and Android phones in the fourth quarter of 2017. The VIPwink mobile application will empower individuals, brands and any others (VIP’s) with a significant Twitter following to monetize their fans, and differentiate the casual from the most passionate follower. The VIPwink app seamlessly integrates into the “VIP’s” existing Twitter account and gives them control over their original content.

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

VIPwink has executed agreements with a selective roster of VIP celebrities, athletes, branded products and others for our beta testing of our functioning prototype. The preliminary roster of VIPwink has approximately 7,500,000 followers on Twitter as of September 15, 2016. We continuously are in negotiations to execute further agreements to coincide with our development of this application.

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

Employees

As of August 31, 2016, we have no full-time employee. Most activities to date have been undertaken by our officers as needed. Our officers do not currently spend all of their time on our business and estimate they devote approximately 15% of their business time on the business of the Company. We anticipate that we will begin hiring employees as needed to support our business.

Management

The following table provides information on our executive officers and directors:

Name	Age	Positions
Steve Adelstein	69	Chairman of the Board and Chief Executive Officer
Robert Hussey	66	President, director
Steven Berman	53	Chief Operating Officer, director
Alfred Fernandez	63	Chief Financial Officer, director

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

Alfred Fernandez.  Mr. Fernandez has served as Chief Financial Officer since August 2011 and a member of our Board of Directors since July 2010.  From July 2010 until August 2011 he also served as our sole officer and director.  Mr. Fernandez also acts as a consultant to several privately held entities. Mr. Fernandez has served as Chief Financial Officer of MediaNet Group Technologies, Inc., a publicly held company, from July 2007 to July, 2010. Prior to joining the MediaNet Group Technologies, Inc., Mr. Fernandez served as Chief Financial Officer of Money Express Financial Corp., a privately traded international money service company from 2004 to May 2007. Mr. Fernandez is an inactive CPA and has a J.D. from Seton Hall University and a B.A. in Accounting and Finance from Rutgers University

Available Information

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

Item 1A.  Risk Factors

Not required.

Item 1B.  Unresolved Staff Comments

None.

Item 2.  Properties

As of August 31, 2016 and 2015, the Company did not lease or own any properties. Currently, the Company utilizes the offices of Steve Adelstein, our Chief Executive Officer and Chairman of the Board of Directors, at no cost to the Company and is included in consulting fees charged by the Chairman to the Company for services performed.

Item 3.  Legal Proceedings

None.

Item 4.  Mine Safety Disclosures

Not applicable.

PART II

Item 5.  Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information

As of August 31, 2016 and 2015, there were approximately 50 shareholders of record of the Company’s Common Stock.

Dividends and Dividend Policy

The Company did not declare or pay cash dividends in either fiscal year 2016 or 2015. The Company anticipates that, for the foreseeable future, it will retain any earnings for use in the operation of its business.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

None.

Equity Compensation Plan Information as of August 31, 2016 and 2015

We have made individual grants of shares of our common stock from time to time as compensation to directors, officers consultants and advisors. Such grants are not approved by the shareholders.

Item 6.  Selected Financial Data.

Not applicable.

Item 7.  Management’s Discussions and Analysis of Financial Condition and Results of Operations.

Results of Operations

In the year ended August 31, 2016 we had $-0- in sales of products and $-0- in cost of sales. Professional fees were $71,000. Selling, general and administrative expenses were $2,675. Interest expense was $0 and impairment expense was $0. As a result, we recorded a net loss of $73,675 in the year ended August 31, 2016. The decrease in consulting costs is a result of our near completion of our VIPwink app.

In the year ended August 31, 2015 we had $-0- in sales of products and $-0- in cost of sales. Advertising and marketing expenses were $50,198. Professional fees were $366,971. Selling, general and administrative expenses were $75,365. Software development costs were $39,787. Interest expense was $830 and impairment expense was $258,000. As a result, we recorded a net loss of $791,151 in the year ended August 31, 2015. The decrease in advertising and professional fees were due the decline in the roster of VIPwink users in our beta testing.

Liquidity and Capital Resources

During the year ended August 31, 2016, working capital increased $325,923 to a deficit of $240,161 from a deficit of $566,084. The primary reason for the increase was the decrease in cash of $138 and the net decrease in accounts payable, accrued expenses and advances from related party in the amount of $326,061.  Also during this same period, stockholders’ equity decreased by $73,675 as a result of net losses incurred during the fiscal year.

Cash flows

Net cash used in operating activities was $938 for the year ended August 31, 2016. In the 2016 period cash was used or provided by our loss from operations and a decrease in accounts payable, decrease in accrued expenses and an increase in the issuance of common stock.

Net cash used in operating activities was $300,138 for the year ended August 31, 2015. In the 2015 period cash was used by our loss from operations and increases in accounts payable offset by cash provided by our increases in accrued expenses, common stock issued for services and impairment expenses.

Net cash provided by financing activities for the year ended August 31, 2016 was $800.

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

Item 8.  Financial Statements and Supplementary Data

FIRST LEVEL ENTERTAINMENT GROUP, INC.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors

First Level Entertainment Group, Inc.

We have audited the accompanying consolidated balance sheets of First Level Entertainment Group, Inc. (“the Company”) as of August 31, 2016 and 2015, and the related consolidated statements of operations, stockholders’ deficit, and cash flows for each of the years in the two year period ended August 31, 2016 These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. The company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of First Level Entertainment Group, Inc. as of August 31, 2016 and 2015, and the results of its operations and its cash flows for each of the years in the two year period ended August 31, 2016, in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 3 to the consolidated financial statements, the Company has suffered net losses since inception and has accumulated a significant deficit. These factors raise substantial doubt about its ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 3. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Sadler, Gibb & Associates, LLC

Salt Lake City, UT

December 14, 2016

FIRST LEVEL ENTERTAINMENT GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	August 31,	August 31,
	2016	2015

ASSETS

CURRENT ASSETS:
Cash and equivalents	$89	$227
Total Current Assets	89	227

LIABILITIES AND STOCKHOLDERS’ DEFICIT

CURRENT LIABILITIES:
Accounts payable	—	137,500
Accrued expenses	240,250	179,750
Advance from related parties	—	249,061
Total Current Liabilities	240,250	566,311

STOCKHOLDERS’ DEFICIT:
Preferred Stock, par value $.001; 10,000,000 shares authorized; 0 issued and outstanding at August 31, 2016 and August 31, 2015	—	—
Common stock, par value $.001; 500,000,000 shares authorized; 42,219,990 shares issued as of August 31, 2016 and 40,000,000 as of August 31, 2015	42,220	40,000
Additional paid in capital	2,857,378	2,460,000
Accumulated Deficit	(3,139,759)	(3,066,084)
Total Stockholders’ Deficit	(240,161)	(566,084)

Total Liabilities and Stockholders’ Deficit	$89	$227

The accompanying notes are an integral part of these consolidated financial statements.

FIRST LEVEL ENTERTAINMENT GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Years Ended
	August 31,
	2016	2015

Revenue	$—	$—

Operating Expenses:
Advertising and Marketing	—	50,198
Professional fees	71,000	366,971
Consulting and Software Development	—	39,787
General and Administrative	2,675	75,365

Total Operating Expenses	73,675	532,321

Operating Loss	(73,675)	(532,321)

Other Income (Expense)
Impairment of assets	—	(258,000)
Interest Expense	—	(830)
Total Other Income (Expense)	—	(258,830)

Net (loss) before Income Taxes	(73,675)	(791,151)

Provision for Income Taxes	—	—

Net (loss)	(73,675)	(791,151)

Basic and diluted net loss per common share	$(0.00)	$(0.02)

Basic and diluted weighted average number of common shares outstanding	40,558,030	38,800,054

The accompanying notes are an integral part of these consolidated financial statements.

FIRST LEVEL ENTERTAINMENT GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ DEFICIT

			Additional		Total
	Common Stock		Paid in	Accumulated	Stockholders’
	Shares	Amount	Capital	Deficit	Deficit

Balance at August 31, 2014	36,000,000	$36,000	$1,744,000	$(2,274,933)	$(494,933)

Common stock issued for cash	706,664	707	126,493	—	127,200
Common stock issued for intellectual property	1,433,333	1,433	256,567	—	258,000
Common stock issued for related party advances	393,336	393	70,407	—	70,800
Common stock issued for services	1,335,445	1,336	239,044	—	240,380
Common stock issued for debt	131,222	131	23,489	—	23,620
Net Loss for the year ended August 31, 2015	—	—	—	(791,151)	(791,151)
Balance at August 31, 2015	40,000,000	$40,000	$2,460,000	$(3,066,084)	$(566,084)

Common stock issued for debt	763,889	764	136,736	—	137,500
Common stock issued for related party advances	1,456,101	1,456	260,642	—	262,098
Net Loss for the year ended August 31, 2016	—	—	—	(73,675)	(73,675)
Balance at August 31, 2016	42,219,990	$42,220	$2,857,378	$(3,139,759)	$(240,161)

The accompanying notes are an integral part of these consolidated financial statements.

FIRST LEVEL ENTERTAINMENT GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Years Ended
	August 31,
	2016	2015

OPERATING ACTIVITIES:
Net loss	$(73,675)	$(791,151)
Adjustments to reconcile net loss to net cash used in operating activities:
Impairment of intellectual assets, net	—	258,000
Expenses paid on behalf of the company	12,237	99,015
Common stock issued for services	—	240,380
Changes in operating assets and liabilities:
Accounts payable and accrued expenses	60,500	(106,382)

Net cash used in operating activities	(938)	(300,138)

INVESTING ACTIVITIES:	—	—

FINANCING ACTIVITIES:
Net increase/(decrease) in notes payable	—	(48,000)
Proceeds from related party advances	800	238,850
Payments on related party debt	—	(18,004)
Issuance of common stock for cash	—	127,200
Net cash provided by financing activities	800	300,046

NET CHANGE IN CASH	(138)	(92)
CASH BEGINNING BALANCE	227	319

CASH ENDING BALANCE	$89	$227

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Taxes paid	—	—
Interest paid	—	830

NON-CASH TRANSACTIONS AFFECTING INVESTING AND FINANCING ACTIVITIES:
Common stock issued for forgiveness of related party advances	262,098	70,800
Common stock issued for forgiveness of debt	137,500	23,260
Common stock issued for acquisition intangible asset	—	258,000

The accompanying notes are an integral part of these consolidated financial statements.

FIRST LEVEL ENTERTAINMENT GROUP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

August 31, 2016

NOTE 1 – NATURE OF OPERATIONS AND BASIS OF PRESENTATION

First Level Entertainment Group, Inc. (“the Company”), formerly known as Sound Kitchen Entertainment Group, Inc., commenced operations on February 1, 2012 and has incurred losses totaling $3,139,759. The Company was incorporated on June 2, 2008 in the State of Florida and established a fiscal year end of August 31. The Company is in the entertainment business presently focusing on mobile applications. The Company has the following wholly-owned subsidiaries: i) Mobile Sonars Inc.; ii) Am I There Inc.; iii) Message Attic Corp; iv) VIP Wink Corp.

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The financial statements present the consolidated balance sheet, statements of operations, stockholders’ equity and cash flows of the Company including its wholly owned subsidiaries. These consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles.

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

Long-Lived Assets

In accordance with ASC 360-10-05-4 “Property, Plant, and Equipment-Impairment or Disposal of Long-Lived Assets”, which was previously Financial Accounting SFAS No.144, “Accounting for the Impairment or Disposal of Long-lived Assets”, the Company assesses long-lived assets, such as property and equipment and intangible assets subject to amortization, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset group may not be fully recoverable. Recoverability of asset groups to be held and used in measured by a comparison of the carrying amount of an asset group to estimated undiscounted future cash flows expected to be generated by the asset group. If the carrying amount exceeds its estimated future cash flows, an impairment charge is recognized by the amount by which the carrying amount of an asset group exceeds the fair value of the asset group. The Company evaluates its long-lived assets for impairment on at least an annual basis. The Company recorded impairment charges of $0 and $258,000 during the fiscal years ended August 31, 2016 and 2015, respectively.

FIRST LEVEL ENTERTAINMENT GROUP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

August 31, 2016

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

Basic and Diluted Net Loss per Common Share

Basic loss per share is calculated by dividing the Company’s net loss applicable to common stockholders by the weighted average number of common shares during the period. Diluted loss per share is calculated by dividing the Company’s net loss available to common stockholders by the diluted weighted average number of shares outstanding during the year. The diluted weighted average number of shares outstanding is adjusted for any potentially dilutive debt or equity. There are no such common stock equivalents outstanding as of August 31, 2016 or 2015, which were excluded from the calculation of diluted loss per common share as their effect would have been anti-dilutive.

FIRST LEVEL ENTERTAINMENT GROUP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

August 31, 2016

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

The Company did not capitalize any software development costs in fiscal year 2016 or 2015 because the above criteria have not yet been met. The Company’s capitalized software amortization will be included in depreciation and amortization in the Company’s statements of operations.

The company has had software expenses of $0 for the year ended August 31, 2016 and software development expenses of $39,787 for the year ended August 31, 2015.

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

Recent Accounting Pronouncements

In June 2014, the FASB issued ASU 2014-10, “Development Stage Entities (Topic 915):  Elimination of Certain Financial Reporting Requirements, Including an Amendment to Variable Interest Entities Guidance in Topic 810, Consolidation”. The guidance eliminates the definition of a development stage entity thereby removing the incremental financial reporting requirements from U.S. GAAP for development or exploration stage entities, primarily presentation of inception to date financial information. The provisions of the amendments are effective for annual reporting periods beginning after December 15, 2014, and the interim periods therein. However, early adoption is permitted. Accordingly, the Company has adopted this standard as of August 31, 2016.

FIRST LEVEL ENTERTAINMENT GROUP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

August 31, 2016

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

During the year ended August 31, 2016 a related party, Mr. Steve Adelstein Director and CEO, advanced $800 and paid $12,237 of additional operating expenses on the Company’s behalf. During the year ended August 31, 2016 the Company paid against accounts payable 763,889 shares of common stock at $0.18 per share in settlement of $137,500 of the outstanding payable and 1,456,101 shares of common stock at $0.18 per share in settlement of $262,098 of advances from related party leaving an ending balance due of $-0-. All related party balances bear no interest and are due on demand. At the end of the period the balance owed to this related party was $0.

During the year ended August 31, 2015 a related party, Mr. Steve Adelstein Director and CEO, advanced $238,850 and paid $99,015 of additional operating expenses on the Company’s behalf. The Company paid 720,000 shares of common stock at $0.18 per share in settlement of $129,600 bonus given to this related party. The Company paid $18,004 in cash against the outstanding payable and paid 393,336 shares of common stock at $0.18 per share in settlement of $70,800 of the outstanding payable.

As of August 31, 2015 the balance owed to this related party was $249,061.

NOTE 5 – NOTES PAYABLE

As of August 31, 2016, the Company has no notes payable nor interest payments.

NOTE 6 – STOCKHOLDERS’ DEFICIT

During the year ended August 31, 2016 the Company issued 2,219,990 shares of common stock valued at $0.18 per share in an extinguishment of $262,098 of related party notes and accounts payable of $137,500. No gain or loss on extinguishment was recognized in the transactions

During the year ended August 31, 2015, the Company issued 4,000,000 shares of common stock valued at $0.18 per share. The company received $127,200 of cash for 706,664 shares of common stock issued. The company issued 1,335,445 share of common stock for $240,380 in services, 131,222 shares of common stock for payment of $22,000 notes payable and $1,620 interest, 393,336 shares for payment of $70,800 related party debt, and 1,433,333 shares for the purchase of $258,000 of intangible assets which were subsequently impaired fully during the year ended August 31, 2015.

FIRST LEVEL ENTERTAINMENT GROUP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

August 31, 2016

NOTE 7 – INCOME TAXES

Net deferred tax assets consist of the following components:

	August 31, 2016	August 31, 2015
Deferred tax asset:
Net operating loss carryforwards	$(1,240,205)	$(1,213,671)
Common stock issued for services	550,720	550,720
Impairment expense	205,598	205,598
Valuation allowance	483,887	457,353
Net deferred tax asset	$—	$—

The income tax provision differs from the amount of income tax determined by applying the U.S. federal and state income statutory tax rates to pretax income (loss) from continuing operations as follows:

	August 31, 2016	August 31, 2015
Tax benefit at statutory rates	$(29,102)	$(315,072)
Common stock issued for services	—	94,950
Impairment expense	—	101,910
Change in valuation allowance	29,102	118,212
Net provision for income taxes	$—	$—

The Company has accumulated net operating loss carryovers of approximately $3,139,759 as of August 31, 2016, which are available to reduce future taxable income.  Due to the change in ownership provisions of the Tax Reform Act of 1986, net operating loss carry forwards for federal income tax reporting purposes may be subject to annual limitations. A change in ownership may limit the utilization of the net operating loss carry forwards in future years. The tax losses begin to expire in 2034.

NOTE 8 – SUBSEQUENT EVENTS

In accordance with ASC 855-10, the Company has analyzed its operations subsequent to August 31, 2016 through the date these financial statements were issued and has determined that it does not have any material subsequent events to disclose in these financial statements other than the events described above.

Item 9.  Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A.  Controls and Procedures.

Disclosure controls and procedures

Under the direction of our Principal Executive Officer and Principal Financial Officer, we evaluated our disclosure controls and procedures as of August 31, 2016. Our Principal Executive Officer and Principal Financial Officer concluded that our disclosure controls and procedures were not effective as of August 31, 2016 and 2015.

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

The Company’s management assessed the effectiveness of the Company’s internal control over financial reporting as of August 31, 2016.  In making this assessment, the Company’s management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control-Integrated Framework.  The COSO framework is based upon five integrated components of control: control environment, risk assessment, control activities, information and communications and ongoing monitoring.

Based on the assessment performed, management has concluded that the Company’s internal control over financial reporting, as of August 31, 2016 and 2015, is not effective to provide reasonable assurance regarding the reliability of its financial reporting and the preparation of its financial statements in accordance with generally accepted accounting principles.  Further, management has identified material weaknesses in internal control over financial reporting as of August 31, 2016 and 2015.

Based on an evaluation under the supervision and with the participation of the Company’s management, the Company’s principal executive officer and principal financial officer has concluded that the Company’s disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act were not effective as of August 31, 2016 and 2015 (the “Evaluation Dates”), to ensure that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission rules and forms and (ii) accumulated and communicated to the Company’s management, including its principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.  Each of the following is deemed a material weakness in our internal control over financial reporting:

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

None.

PART III

Item 10.  Directors and Executive Officers and Corporate Governance

Steve Adelstein, Chief Executive Officer and Chairman of the Board

Mr. Adelstein has served as our Chairman of the Board of Directors and Chief Executive Officer since April 2012. Mr. Adelstein has a financial background and is an inactive Certified Public Accountant. Mr. Adelstein has been an investor, founder, officer, director and/or consultant in several start-up development stage companies over the past five years including, but not limited to EcoLiveGreen Corp., Oser Ventures Inc. and Information Architects Corp.  Additionally, Mr. Adelstein over the past five years was an acting financial consultant to several public and private entities including, but not limited to Absorbezz, LLC.

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

Alfred Fernandez, Chief Financial Officer, Director

Mr. Fernandez has served as Chief Financial Officer since August 2011 and a member of our Board of Directors since July 2010. From July 2010 until August 2011 he also served as our sole officer and director. Mr. Fernandez also acts as a consultant to several privately and non-trading public entities. Mr. Fernandez has served as Chief Financial Officer of MediaNet Group Technologies, Inc., a publicly held company, from July 2007 to July, 2010. Prior to joining the MediaNet Group Technologies, Inc., Mr. Fernandez served as Chief Financial Officer of Money Express Financial Corp., a privately traded international money service company from 2004 to May 2007. Mr. Fernandez is an inactive CPA and has a J.D. from Seton Hall University and a B.A. in Accounting and Finance from Rutgers University.

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

SUMMARY COMPENSATION TABLE

The following table provides certain summary information concerning cash and certain other compensation we paid to our Officer for the fiscal year ending August 31, 2016 and 2015.

Name & Principal Position	Fiscal Year	Salary	Stock Bonus	Option Awards	Non-Equity Incentive Plan Awards	Non-Qualified Deferred Compensation Earnings	All Other Compensation	Total
Steve Adelstein	2016	-0-	-0-	-0-	-0-	-0-	-0-	-0-
Chief Executive Officer	2015	-0-	-0-	-0-	-0-	-0-	161,600	161,600

Steve Berman	2016	-0-	-0-	-0-	-0-	-0-	-0-	-0-
Chief Operating Officer	2015	-0-	-0-	-0-	-0-	-0-	39,500	39,500

Alfred Fernandez	2016	-0-	-0-	-0-	-0-	-0-	-0-	-0-
Chief Financial Officer	2015	-0-	-0-	-0-	-0-	-0-	7,500	7,500

Robert Hussey	2016	-0-	-0-	-0-	-0-	-0-	-0-	-0-
Director	2015	-0-	-0-	-0-	-0-	-0-	18,000	18,000

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

Director Compensation

No compensation was paid to our directors in the fiscal year ended August 31, 2016 and 2015.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Principal Shareholders

At December 14, 2016, we had 42,219,990 shares of our common stock issued and outstanding. The following table sets forth information regarding the beneficial ownership of our common stock as of December 14, 2016 by:

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

Name	Nature of Beneficial Ownership	Percentage
Steve Adelstein (1)	18,916,101	44.8%
Steven Berman (2)	2,666,667	6.3%
Alfred Fernandez	1,294,549	3.1%
Robert Hussey	2,200,000	5.2%
Riptide Software	2,863,889	6.7%
All Officer and Directors	25,077,317	59.4%
Tammi Shnider (3)	7,866,668	18.6%

(1)   Includes 9,556,101 shares of our common stock held of record by LARK Family Enterprises, LLC., and 1,800,000 common shares held in the name of H2O Ultra Water Corp; both companies of which Mr. Adelstein is the sole officer and director

(2)   Includes 666,667 common shares held in the name of related parties (wife and two children) under the same household.

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

Item 14.  Principal Accounting Fees and Services.

	Year Ended August 31, 2016	Year Ended August 31, 2015
Audit fees	$9,500	$9,500
Audit-related fees	$0	$0
Tax fees	$0	$0
All other fees	$0	$0
Total	$9,500	$9,500

Audit Fees

During the fiscal year ended August 31, 2016, we incurred approximately $9,500 in fees to our principal independent accountants for professional services rendered in connection with the audit and reviews of our financial statements for fiscal years ended August 31, 2016.

During the fiscal year ended August 31, 2015, we incurred approximately $9,500 in fees to our principal independent accountants for professional services rendered in connection with the audit and reviews of our financial statements for fiscal year ended August 31, 2015.

Audit-Related Fees

The aggregate fees billed during the fiscal years ended August 31, 2016 and 2015 for assurance and related services by our principal independent accountants that are reasonably related to the performance of the audit or review of our financial statements (and are not reported under Item 9(e)(1) of Schedule 14A was $-0- and $-0-, respectively.

Tax Fees

The aggregate fees billed during the fiscal years ended August 31, 2016 and 2015 for professional services rendered by our principal accountant tax compliance, tax advice and tax planning were $-0- and $-0-, respectively.

All Other Fees

The aggregate fees billed during the fiscal years ended August 31, 2016 and 2015 for products and services provided by our principal independent accountants (other than the services reported in Items 9(e)(1) through 9(e)(3) of Schedule 14A was $-0- and $-0-, respectively.

Pre-approved Policies

The board of directors, acting as the audit committee considered whether, and determined that, the auditor’s provision of non-audit services was compatible with maintaining the auditor’s independence.  All of the services described above for the years ended August 31, 2016 and 2015 were approved by the board of directors pursuant to its policies and procedures.

Board of Directors Report

The Board of Directors has reviewed and discussed with the Company’s management and independent auditor the audited consolidated financial statements of the Company contained in the Company’s Annual Report on Form 10-K for the fiscal year ended August 31, 2016. The Board has also discussed with the independent auditor the matters required to be discussed pursuant to SAS No. 61 (Codification of Statements on Auditing Standards, AU Section 380), which includes, among other items, matters related to the conduct of the audit of the Company’s consolidated financial statements.

The Board has received and reviewed the written disclosures and the letter from the independent auditor required by the applicable requirements of the Public Company Accounting Oversight Board regarding the independent auditor’s communications with the Board concerning independence, and has discussed with its independent auditor its independence from the Company.

The Board has considered whether the provision of services other than audit services is compatible with maintaining auditor independence. Based on the review and discussions referred to above, the Board approved the inclusion of the audited consolidated financial statements in the Company’s Annual Report on Form 10-K for its fiscal year ended August 31, 2016 and 2015 for filing with the SEC.

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

FIRST LEVEL ENTERTAINMENT GROUP, INC.

December 14, 2016	By: /s/ Steve Adelstein
Steve Adelstein
Chief Executive Officer (principal executive and accounting officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

December 14, 2016	By: /s/ Steve Adelstein
Steve Adelstein
Chairman of the Board of Directors

December 14, 2016	By: /s/ Steven Berman
Steven Berman
Member of the Board of Directors

December 14, 2016	By: /s/ Alfred Fernandez
Alfred Fernandez
Member of the Board of Directors