Form 10-Q
period 2016-11-30
FIRST LEVEL ENTERTAINMENT GROUP, INC.
filed 2017-01-23
CIK 1503227

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended November 30, 2016

OR

[_]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [_]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes [X] No [_]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	[_]	Accelerated filer	[_]
Non-accelerated filer	[_]	Smaller reporting company	[X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [_] No [X]

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at January 19, 2017
Common Stock, $0.001	42,219,990 shares

FIRST LEVEL ENTERTAINMENT GROUP, INC.

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

Certain statements in this report may constitute “forward-looking” statements as defined in Section 27A of the Securities Act of 1933 (the “Securities Act”), Section 21E of the Securities Exchange Act of 1934 (the “Exchange Act”) or in releases made by the Securities and Exchange Commission (“SEC”), all as may be amended from time to time. Forward-looking statements include, but are not limited to, statements that express our intentions, beliefs, expectations, strategies, predictions or any other statements relating to our future activities or other future events or conditions. These statements are based on current expectations, estimates and projections about our business based, in part, on assumptions made by management. Forward-looking statements can be identified by, among other things, the use of forward-looking language, such as the words “plan,” “believe,” “expect,” “anticipate,” “intend,” “estimate,” “project,” “may,” “will,” “would,” “could,” “should,” “seeks,” or “scheduled to,” or other similar words, or the negative of these terms or other variations of these terms or comparable language, or by discussion of strategy or intentions. These statements are not guarantees of future performance and involve risks, uncertainties and assumptions that are difficult to predict. Therefore, actual outcomes and results may, and are likely to, differ materially from what is expressed or forecasted in the forward-looking statements due to numerous factors, including those described above and those risks discussed in this report, in our Annual Report on Form 10-K for the year ended August 31, 2016, including the risks described under “Risk Factors,” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in that report, and in other documents which we file with the SEC.  These forward-looking statements involve risks and uncertainties, and relate to future events or our future financial or operating performance and include, but are not limited to, statements concerning:

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

PART I FINANCIAL INFORMATION

Item 1. Financial Statements.

FIRST LEVEL ENTERTAINMENT GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	November 30,	August 31,
	2016	2016
	(unaudited)

ASSETS

CURRENT ASSETS:
Cash and equivalents	$10	$89
Total Current Assets	10	89
Total Assets	10	89

LIABILITIES AND STOCKHOLDERS’ DEFICIT

CURRENT LIABILITIES:
Bank overdraft	$60	$—
Accounts payable and accrued expenses	232,500	240,250
Advance related parties	5,150	—
Total Current Liabilities	237,710	240,250

STOCKHOLDERS’ DEFICIT:
Preferred Stock, par value $.001; 10,000,000 shares authorized;no shares issued and outstanding	—	—
Common stock, par value $.001; 500,000,000 shares authorized;42,219,990 and 42,219,990 shares issued and outstanding as of November 30, 2016 and August 31,2016, respectively	42,220	42,220
Additional paid in capital	2,857,378	2,857,378
Accumulated deficit	(3,137,298)	(3,139,759)
Total Stockholders’ Deficit	(237,700)	(240,161)

Total Liabilities and Stockholders’ Deficit	$10	$89

The accompanying notes are an integral part of these condensed consolidated financial statements.

FIRST LEVEL ENTERTAINMENT GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited)

	For the Three Months Ended
	November 30,
	2016	2015

Revenue	$—	$—

Operating Expenses:
General and Administrative	(2,461)	36,421

Total Operating Expenses	(2,461)	36,421

Operating Income (loss)	2,461	(36,421)

Other Income (Expense)
Total Other Income (Expense)	—	—

Net Income before Income Taxes	2,461	(36,421)

Provision for Income Taxes	—	—

Net Income	2,461	(36,421)

Basic and diluted net income (loss) per common share	$0.00	$(0.00)

Basic and diluted weighted average number of common shares outstanding	42,219,990	40,000,000

The accompanying notes are an integral part of these condensed consolidated financial statements.

FIRST LEVEL ENTERTAINMENT GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOW

(unaudited)

	For the Three Months Ended
	November 30,
	2016	2015

OPERATING ACTIVITIES:
Net Income (loss)	$2,461	$(36,421)
Adjustments to reconcile net loss to net cash used in operating activities:
Expenses paid by related party on behalf of the company	5,150	1,737
Common Stock issued for services	—	—
Changes in operating assets and liabilities:
Prepaid expenses	—	—
Accounts payable and accrued expenses	(7,690)	34,500
Net cash used in operating activities	(79)	(184)

INVESTING ACTIVITIES:	—	—

FINANCING ACTIVITIES:	—	—

NET INCREASE IN CASH	(79)	(184)
CASH BEGINNING BALANCE	89	227

CASH ENDING BALANCE	$10	$43

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Taxes paid	—	—
Interest paid	—	—

NON-CASH TRANSACTIONS AFFECTING OPERATING, INVESTING AND FINANCING ACTIVITIES:
Common stock issued for forgiveness of debt	—	—

The accompanying notes are an integral part of these condensed consolidated financial statements.

FIRST LEVEL ENTERTAINMENT GROUP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

November 30, 2016 (unaudited)

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

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements of the Company and the notes thereto have been prepared in accordance with the instructions for Form 10-Q and Article 10 of Regulation S-X of the Securities and Exchange Commission (“SEC”). The August 31, 2016 condensed consolidated balance sheet data was derived from audited financial statements but does not include all disclosures required by accounting principles generally accepted in the United States of America. The unaudited condensed consolidated financial statements included herein should be read in conjunction with the audited financial statements and the notes thereto that are included in the Company’s Annual Report on Form 10-K for the year ended August 31, 2016 filed with the SEC on December 14, 2016.

The accounting policies applied by the Company in these condensed interim financial statements are the same as those applied by the Company in its audited consolidated financial statements as at and for the year ended August 31, 2016. The quarterly information presented should be read in conjunction with the annual report filed on Form 10-K with the Securities and Exchange Commission.

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

November 30, 2016 (unaudited)

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

Basic and Diluted Net Loss per Common Share

Basic loss per share is calculated by dividing the Company’s net loss applicable to common stockholders by the weighted average number of common shares during the period. Diluted loss per share is calculated by dividing the Company’s net loss available to common stockholders by the diluted weighted average number of shares outstanding during the year. The diluted weighted average number of shares outstanding is adjusted for any potentially dilutive debt or equity. There are no such common stock equivalents outstanding as of November 30, 2016, or 2015 which were excluded from the calculation of diluted loss per common share as their effect would have been anti-dilutive.

NOTE 3 – GOING CONCERN

The Company’s consolidated financial statements are prepared in accordance with generally accepted accounting principles applicable to a going concern.  This contemplates the realization of assets and the liquidation of liabilities in the normal course of business.  Currently, the Company does not have material assets, nor does it have operations or a source of revenue sufficient to cover its operation costs and allow it to continue as a going concern.  The Company has a deficit accumulated since inception (June 2, 2008) through November 30, 2016 of ($3,137,298). The Company will be dependent upon the raising of additional capital through placement of our common stock in order to implement its business plan.  There can be no assurance that the Company will be successful in either situation in order to continue as a going concern.  The Company has funded its initial operations, from inception to November 30, 2016, by way of issuing common shares and advances from related parties.  As of November 30, 2016, the Company had issued 42,219,990 common shares.  These consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts, or amounts and classification of liabilities that might result from this uncertainty.

NOTE 4 – RELATED PARTY TRANSACTIONS

As of November 30, 2016, the Company owed $5,150 to related party (an officer and majority shareholder) for operating expenses paid on the Company’s behalf.  All related party balances bear no interest and are due on demand.

As of November 30, 2016, the Company accrued professional fees of $90,000.

NOTE 5 – SUBSEQUENT EVENTS

We have evaluated events and transactions that occurred subsequent to November 30, 2016 through the date of this report, the date the consolidated financial statements were issued, for potential recognition or disclosure in the accompanying consolidated financial statements.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis should be read in conjunction with our consolidated financial statements, including the notes thereto, appearing elsewhere in this report.

Overview

We are a start-up company incorporated in the state of Florida in June, 2008. The current focus of our start-up company has the primary focus of developing mobile applications as follows:

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

VIPwink has executed agreements with a selective roster of VIP celebrities, athletes, branded products and others for our beta testing of our functioning prototype. The preliminary roster of VIPwink has approximately 6,000,000 followers on Twitter as of November 15, 2016, we continuously are in negotiations to execute further agreements to coincide with our development of this application.

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

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements of the Company and the notes thereto have been prepared in accordance with the instructions for Form 10-Q and Article 10 of Regulation S-X of the Securities and Exchange Commission (“SEC”). The August 31,2016 condensed consolidated balance sheet data was derived from audited financial statements but does not include all disclosures required by accounting principles generally accepted in the United States of America. The unaudited condensed consolidated financial statements included herein should be read in conjunction with the audited financial statements and the notes thereto that are included in the Company’s Annual Report on Form 10-K for the year ended August 31, 2016 filed with the SEC on December 15, 2015.

The accounting policies applied by the Company in these condensed interim financial statements are the same as those applied by the Company in its audited consolidated financial statements as at and for the year ended August 31, 2016. The quarterly information presented should be read in conjunction with the annual report filed on Form 10-K with the Securities and Exchange Commission.

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

Basic and Diluted Net Loss per Common Share

Basic loss per share is calculated by dividing the Company’s net loss applicable to common stockholders by the weighted average number of common shares during the period. Diluted loss per share is calculated by dividing the Company’s net loss available to common stockholders by the diluted weighted average number of shares outstanding during the year. The diluted weighted average number of shares outstanding is adjusted for any potentially dilutive debt or equity. There are no such common stock equivalents outstanding as of November 30, 2016, or 2015 which were excluded from the calculation of diluted loss per common share as their effect would have been anti-dilutive.

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

Revenues

These forward-looking statements, pertaining to revenues, are based on our management’s current expectations and beliefs and involve numerous risks and uncertainties that could cause actual results to differ materially from expectations. You should not rely upon these forward-looking statements as predictions of future events because we cannot assure you that the events or circumstances reflected in these statements will be achieved or will occur. As our revenues commence, we plan to invest in marketing and sales by increasing the number of direct sales throughout our web portal to build brand awareness. We expect that in the future, marketing and sales expenses will increase in absolute dollars commencing in the fourth quarter of 2017. We do not expect our revenues to increase significantly until second quarter of 2017.

General and Administrative Expenses

We expect that general and administrative expenses associated with executive compensation will increase in the future as our products commence their marketing potential. In addition, we believe in the last part of the 2017 fiscal year that the compensation packages required to attract the senior executives of the Company will require management to execute against its business plan which will increase our total expenses, including, but not limited to, general and administrative, legal, accounting, marketing and compensation.

Summary of Condensed Results of Operations

Any measurement and comparison of revenues and expenses from continuing operations should not be considered necessarily indicative or interpolated as the trend to forecast our future revenues and results of operations.

Results for the Three Months Ended November 30, 2016

General and Administrative Expenses. General and administrative expenses for the three months ended November 30, 2016 were $(2,461) as compared to $36,421 for the three months ended November 30, 2015. These expenses are normal and reoccurring for our Company as a development stage entity.

Net Income. Net income for the three months ended November 30, 2016 was $2,461 as compared to a net loss of $36,421 for the three months ended November 30, 2015. The increase in net income of $38,882was a result of a reduction of our accrual for general and administrative expenses.

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

As of November 30, 2016, total current assets were $10.

As of November 30, 2016, total current liabilities were $237,710which consisted of $232,500 for accrued expenses, $5,150 of advances from related parties and $60 of bank overdraft. As of August 31, 2016, total current liabilities were $240,250 which consisted of $240,250 of accrued expenses. We had net working capital deficit of $237,700 as of November 30, 2016, compared to net working deficit capital of $240,160 at August 31, 2016.

During the three months ended November 30, 2016, our operating activities used cash of $79. An officer provided paid expenses of $5,150.

Material Commitments

The Company does not have any material commitments as of November 30, 2016,

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

Item 4. Controls and Procedures

(a) Evaluation of disclosure controls and procedures. Company management maintains controls and procedures designed to ensure that information required to be disclosed in the reports that is filed or submitted under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission. Based upon their evaluation of those controls and procedures performed as of November 30, 2016, the date of this report, the Company’s chief executive officer and principal financial officer concluded that the Company’s disclosure controls and procedures were not effective.

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

As part of the Company’s compliance efforts relative to Section 404 of the Sarbanes-Oxley Act of 2002, the Company’s management assessed the effectiveness of the Company’s internal control over financial reporting as of November 30, 2016, in making this assessment, management used the criteria set forth in the Internal Control - Integrated Framework by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Company management evaluated control deficiencies identified through the Company’s test of the design and operating effectiveness of controls over financial reporting to determine whether the deficiencies, individually or in combination, are significant deficiencies or material weaknesses. In performing the assessment, the Company’s management has identified material weaknesses in internal control over financial reporting existing as of November 30, 2016, The Company’s evaluation of the significance of each deficiency included both quantitative and qualitative factors. Based on that evaluation, the Company’s management concluded that as of November 30, 2016, and as of the date that the evaluation of the effectiveness of the Company’s internal controls and procedures was completed, the Company’s internal controls are not effective, for the reason discussed below:

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

In the three months ended November 30, 2016 the Company did not issue any shares of the common stock in the Company. Also in the three months ended November 30, 2015, the Company did not issue any shares of common stock.

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

FIRST LEVEL ENTERTAINMENT GROUP, INC.

Date: January 23, 2017	By:	/s/ Steve Adelstein
Steve Adelstein
Chief Executive Officer

Date: January 23, 2017	By:	/s/ Alfred Fernandez
Alfred Fernandez
Chief Financial Officer