Form 10-Q
period 2017-02-28
FIRST LEVEL ENTERTAINMENT GROUP, INC.
filed 2017-04-14
CIK 1503227

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended February 28, 2017

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

Large accelerated filer	[_]	Accelerated filer	[_]
Non-accelerated filer	[_]	Smaller reporting company	[X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [_]   No [X]

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at April 14, 2017
Common Stock, $0.001	42,219,990 shares

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

PART I FINANCIAL INFORMATION

Item 1. Financial Statements.

FIRST LEVEL ENTERTAINMENT GROUP, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

	February 28,	August 31,
	2017	2016
	(unaudited)

ASSETS

CURRENT ASSETS:
Cash and equivalents	$60	$89
Total Current Assets	60	89

Total Assets	$60	$89

LIABILITIES AND STOCKHOLDERS’ DEFICIT

CURRENT LIABILITIES:
Accrued expenses	$247,500	$240,250
Advance from related parties	6,850	—
Total Current Liabilities	254,350	240,250
Total Liabilities	254,350	240,250

STOCKHOLDERS’ DEFICIT:
Preferred Stock, par value $.001; 10,000,000 shares authorized; no shares issued and outstanding	—	—
Common stock, par value $.001; 500,000,000 shares authorized; 42,219,990 shares issued and outstanding as of February 28, 2017 and August 31, 2016	42,220	42,220
Additional paid in capital	2,857,378	2,857,378
Accumulated deficit	(3,153,888)	(3,139,759)
Total Stockholders’ Deficit	(254,290)	(240,161)

Total Liabilities and Stockholders’ Deficit	$60	$89

The accompanying notes are an integral part of these condensed consolidated financial statements.

FIRST LEVEL ENTERTAINMENT GROUP, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited)

	For the Three Months Ended		For the Six Months Ended
	February 28,	February 29,	February 28,	February 29,
	2017	2016	2017	2016

REVENUES	$—	$—	$—	$—

OPERATING EXPENSES:
General and administrative	16,590	18,137	14,129	54,558

Total Operating Expenses	16,590	18,137	14,129	54,558

LOSS FROM OPERATIONS	(16,590)	(18,137)	(14,129)	(54,558)

OTHER EXPENSES:
Total Other Expense	—	—	—	—

NET LOSS BEFORE INCOME TAXES	(16,590)	(18,137)	(14,129)	(54,558)

Provision for Income Taxes	—	—	—	—

NET LOSS	(16,590)	(18,137)	(14,129)	(54,558)

BASIC AND DILUTED NET LOSS PER COMMON SHARE	$(0.00)	$(0.00)	$(0.00)	$(0.00)

BASIC AND DILUTED WEIGHTED-AVERAGE NUMBER OF COMMON SHARES OUTSTANDING	42,219,990	40,000,000	42,219,990	40,000,000

The accompanying notes are an integral part of these condensed consolidated financial statements.

FIRST LEVEL ENTERTAINMENT GROUP, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Six Months Ended
	February 28,	February 29,
	2017	2016

OPERATING ACTIVITIES:
Net loss	$(14,129)	$(54,558)
Adjustments to reconcile net loss to net cash used in operating activities:
Expenses paid on behalf of the company by a related party	6,850	9,637
Changes in operating assets and liabilities:
Accounts payable and accrued expenses	7,250	45,000
Net cash provided by (used in) operating activities	(29)	79

INVESTING ACTIVITIES	—	—

FINANCING ACTIVITIES	—	—

NET CHANGE IN CASH	(29)	79
CASH BEGINNING BALANCE	89	227

CASH ENDING BALANCE	$60	$306

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Taxes paid	$—	$—
Interest paid	$—	$—

The accompanying notes are an integral part of these condensed consolidated financial statements.

FIRST LEVEL ENTERTAINMENT GROUP, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

February 28, 2017 (Unaudited)

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

Basic and Diluted Net Loss per Common Share

Basic loss per share is calculated by dividing the Company’s net loss applicable to common stockholders by the weighted average number of common shares during the period. Diluted loss per share is calculated by dividing the Company’s net loss available to common stockholders by the diluted weighted average number of shares outstanding during the year. The diluted weighted average number of shares outstanding is adjusted for any potentially dilutive debt or equity. There are no such common stock equivalents outstanding as of February 28, 2017, or February 29, 2016 which were excluded from the calculation of diluted loss per common share as their effect would have been anti-dilutive.

FIRST LEVEL ENTERTAINMENT GROUP, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

February 28, 2017 (Unaudited)

NOTE 3 – GOING CONCERN

The Company’s consolidated financial statements are prepared in accordance with generally accepted accounting principles applicable to a going concern.  This contemplates the realization of assets and the liquidation of liabilities in the normal course of business.  Currently, the Company does not have material assets, nor does it have operations or a source of revenue sufficient to cover its operation costs and allow it to continue as a going concern.  The Company has a deficit accumulated since inception (June 2, 2008) through February 28, 2017 of ($3,153,888). The Company will be dependent upon the raising of additional capital through placement of our common stock in order to implement its business plan.  There can be no assurance that the Company will be successful in either situation in order to continue as a going concern.  The Company has funded its initial operations, from inception to February 28, 2017, by way of issuing common shares and advances from related parties.  As of February 28, 2017, the Company had issued 42,219,990 (post stock-split) common shares.  These consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts, or amounts and classification of liabilities that might result from this uncertainty.

NOTE 4 – RELATED PARTY TRANSACTIONS

During the six months ended February 28, 2017, a related party paid expenses on behalf of Company in the amount of $6,850. As of February 28, 2017, the balance owed to this related party was $6,850.

During the six months ended February 29, 2016, a related party paid expenses on behalf of the Company in the amount of $9,637. As of February 29, 2016, the Company owed $258,698.

All related party balances bear no interest and are due on demand.

NOTE 5 – SUBSEQUENT EVENTS

We have evaluated events and transactions that occurred subsequent to February 28, 2017 through  the date the consolidated financial statements were issued, for potential recognition or disclosure in the accompanying consolidated financial statements.

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

VIPwink has executed agreements with a selective roster of VIP celebrities, athletes, branded products and others for our beta testing of our functioning prototype. The preliminary roster of VIPwink has approximately 3,000,000 followers on Twitter as of March 31, 2017. We continuously are in negotiations to execute further agreements to coincide with our development of this application.

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

Basic and Diluted Net Loss per Common Share

Basic loss per share is calculated by dividing the Company’s net loss applicable to common stockholders by the weighted average number of common shares during the period. Diluted loss per share is calculated by dividing the Company’s net loss available to common stockholders by the diluted weighted average number of shares outstanding during the year. The diluted weighted average number of shares outstanding is adjusted for any potentially dilutive debt or equity. There are no such common stock equivalents outstanding as of February 28,2017, or February 29, 2016 which were excluded from the calculation of diluted loss per common share as their effect would have been anti-dilutive.

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

Revenues

These forward-looking statements, pertaining to revenues, are based on our management’s current expectations and beliefs and involve numerous risks and uncertainties that could cause actual results to differ materially from expectations. You should not rely upon these forward-looking statements as predictions of future events because we cannot assure you that the events or circumstances reflected in these statements will be achieved or will occur. As our revenues commence, we plan to invest in marketing and sales by increasing the number of direct sales throughout our web portal to build brand awareness. We expect that in the future, marketing and sales expenses will decrease in absolute dollars commencing in the third quarter of 2017, as our product continues in its beta testing phase. We do not expect our revenues to increase significantly until third quarter of 2017.

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

Results for the Three Months Ended February 28, 2017

Revenues. The Company’s revenues for the three months ended February 28, 2017 were $-0-. Additionally, the Company has not had any revenues from inception (June 2, 2008) to February 28, 2017.

General and Administrative Expenses. General and administrative expenses for the three months ended February 28, 2017 were $16,590 as compared to $18,137 for the three months ended February 29, 2016. The decrease of $1,547 was the direct result of decreasing mobile application development activity.

Net Loss. Net loss for the three months ended February 28, 2017 was $16,590 as compared to $18,137 for the three months ended February 29, 2016. The decrease of net loss of $1,547 was a result of the reconsideration of the company’s development of internet and mobile applications.

Results for the Six Months Ended February 28, 2017

Revenues. The Company’s revenues for the six months ended February 28, 2017 were $-0-. Additionally, the Company has not had any revenues from inception (June 2, 2008) to February 28, 2017.

General and Administrative Expenses. General and administrative expenses for the six months ended February 28, 2017 were $14,129 as compared to $54,558 for the six months ended February 29, 2016. The decrease of $ 40,429 was due to a decrease in the mobile applications development activity.

Net Loss. Net loss for the six months ended February 28, 2017 was $14,129 as compared to $54,558 for the six months ended February 29, 2016. The decrease of net loss of $40,429 was a result of the re-evaluating the company’s development stage of internet and mobile applications.

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

As of February 28, 2017, total current assets were $60.

As of February 28, 2017, total current liabilities were $254,350, which consisted of $247,500 for accrued expenses and $ 6,850 of advances from related parties. As of August 31, 2016, total current liabilities were $240,250 which consisted of accrued expenses of $240,250. We had net working capital deficit of $254,290 as of February 28, 2017, compared to net working deficit capital of $240,161 at August 31, 2016.

During the six months ended February 28, 2017, our operating activities used cash of $29.

Material Commitments

The Company does not have any material commitments as of February 28, 2017.

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

Item 4. Controls and Procedures

(a) Evaluation of disclosure controls and procedures. Company management maintains controls and procedures designed to ensure that information required to be disclosed in the reports that is filed or submitted under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission. Based upon their evaluation of those controls and procedures performed as of February 28, 2017, the date of this report, the Company’s chief executive officer and principal financial officer concluded that the Company’s disclosure controls and procedures were not effective.

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

As part of the Company’s compliance efforts relative to Section 404 of the Sarbanes-Oxley Act of 2002, the Company’s management assessed the effectiveness of the Company’s internal control over financial reporting as of February 28, 2017, in making this assessment, management used the criteria set forth in the Internal Control - Integrated Framework by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Company management evaluated control deficiencies identified through the Company’s test of the design and operating effectiveness of controls over financial reporting to determine whether the deficiencies, individually or in combination, are significant deficiencies or material weaknesses. In performing the assessment, the Company’s management has identified material weaknesses in internal control over financial reporting existing as of February 28, 2017, The Company’s evaluation of the significance of each deficiency included both quantitative and qualitative factors. Based on that evaluation, the Company’s management concluded that as of February 28, 2017, and as of the date that the evaluation of the effectiveness of the Company’s internal controls and procedures was completed, the Company’s internal controls are not effective, for the reasons discussed below:

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

In the three months ended February 28, 2017 the Company did not issue any shares of the common stock in the Company.

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

FIRST LEVEL ENTERTAINMENT GROUP, INC.

Date: April 14, 2017	By:	/s/ Steve Adelstein
Steve Adelstein
Chief Executive Officer

Date: April 14, 2017	By:	/s/ Alfred Fernandez
Alfred Fernandez
Chief Financial Officer