Form 10-Q
period 2017-05-31
FIRST LEVEL ENTERTAINMENT GROUP, INC.
filed 2017-07-14
CIK 1503227

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended May 31, 2017

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

Large accelerated filer	[_]	Accelerated filer	[_]
Non-accelerated filer	[_]	Smaller reporting company	[X]
		Emerging growth company	[_]

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. [_]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [_]   No [X]

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at July 1, 2017
Common Stock, $0.001	42,219,990 shares

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

PART I FINANCIAL INFORMATION

Item 1. Financial Statements.

FIRST LEVEL ENTERTAINMENT GROUP, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

	May 31,	August 31,
	2017	2016
	(unaudited)

ASSETS

CURRENT ASSETS:
Cash and equivalents	$—	$89
Total Current Assets	—	89

Total Assets	$—	$89

LIABILITIES AND STOCKHOLDERS’ DEFICIT

CURRENT LIABILITIES:
Bank overdraft	$29	$—
Accrued expenses	262,500	240,250
Advances from related parties	8,350	—
Total Current Liabilities	270,879	240,250

STOCKHOLDERS’ DEFICIT:
Preferred Stock, par value $.001; 10,000,000 shares authorized; no shares issued and outstanding	—	—
Common stock, par value $.001; 500,000,000 shares authorized; 42,219,990 shares issued and outstanding as of May 31, 2017 and August 31, 2016	42,220	42,220
Additional paid in capital	2,857,378	2,857,378
Accumulated deficit	(3,170,477)	(3,139,759)
Total Stockholders’ Deficit	(270,879)	(240,161)

Total Liabilities and Stockholders’ Deficit	$—	$89

The accompanying notes are an integral part of these condensed consolidated financial statements.

FIRST LEVEL ENTERTAINMENT GROUP, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited)

	For the Three Months Ended May 31,		For the Nine Months Ended May 31,
	2017	2016	2017	2016

Revenues	$—	$—	$—	$—

Operating Expenses:
General and administrative	16,589	18,475	30,718	73,033

Total Operating Expenses	16,589	18,475	30,718	73,033

Operating Loss	(16,589)	(18,475)	(30,718)	(73,033)

Other Income (Expense):
Total Other Income (Expense)	—	—	—	—

Net Loss before Income Taxes	(16,589)	(18,475)	(30,718)	(73,033)

Provision for Income Taxes	—	—	—	—

Net Loss	(16,589)	(18,475)	(30,718)	(73,033)

Basic and diluted net loss per common share	$(0.00)	$(0.00)	$(0.00)	$(0.00)

Basic and diluted weighted average number of common shares outstanding	42,219,990	40,000,000	42,219,990	40,000,000

The accompanying notes are an integral part of these condensed consolidated financial statements.

FIRST LEVEL ENTERTAINMENT GROUP, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Nine Months Ended May 31,
	2017	2016

OPERATING ACTIVITIES:
Net loss	$(30,718)	$(73,033)
Adjustments to reconcile net loss to net cash used in operating activities:
Expenses paid by related party on behalf of the company	—	11,437
Changes in operating assets and liabilities:
Accounts payable and accrued expenses	22,279	1,500
Accrued expense-related party	8,350	60,000
Net cash used in operating activities	(89)	(96)

INVESTING ACTIVITIES	—	—

FINANCING ACTIVITIES	—	—

NET CHANGE IN CASH	(89)	(96)
CASH BEGINNING BALANCE	89	227

CASH ENDING BALANCE	$—	$131

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Taxes paid	—	—
Interest paid	—	—

NON-CASH TRANSACTIONS AFFECTING OPERATING, INVESTING AND FINANCING ACTIVITIES	—	—

The accompanying notes are an integral part of these condensed consolidated financial statements.

FIRST LEVEL ENTERTAINMENT GROUP, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

May 31, 2017 (unaudited)

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

May 31, 2017 (unaudited)

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

Basic and Diluted Net Loss per Common Share

Basic loss per share is calculated by dividing the Company’s net loss applicable to common stockholders by the weighted average number of common shares during the period. Diluted loss per share is calculated by dividing the Company’s net loss available to common stockholders by the diluted weighted average number of shares outstanding during the year. The diluted weighted average number of shares outstanding is adjusted for any potentially dilutive debt or equity. There are no such common stock equivalents outstanding as of May 31, 2017 or 2016 which were excluded from the calculation of diluted loss per common share as their effect would have been anti-dilutive.

NOTE 3 – GOING CONCERN

The Company’s consolidated financial statements are prepared in accordance with generally accepted accounting principles applicable to a going concern.  This contemplates the realization of assets and the liquidation of liabilities in the normal course of business.  Currently, the Company does not have material assets, nor does it have operations or a source of revenue sufficient to cover its operation costs and allow it to continue as a going concern.  The Company has a deficit accumulated since inception (June 2, 2008) through May 31, 2017 of $3,170,477. The Company will be dependent upon the raising of additional capital through placement of our common stock in order to implement its business plan.  There can be no assurance that the Company will be successful in either situation in order to continue as a going concern.  The Company has funded its initial operations, from inception to May 31, 2017, by way of issuing common shares and advances from related parties.  As of May 31, 2017, the Company had issued 42,219,990 common shares.  These consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts, or amounts and classification of liabilities that might result from this uncertainty.

NOTE 4 – RELATED PARTY TRANSACTIONS

As of May 31,2017, the Company owed $8,350 to a related party (an officer and majority shareholder) for operating expenses paid on the Company’s behalf.

As of May 31, 2016, the Company accrued consulting fees to a related party (an officer and majority shareholder) of $260,498.

NOTE 5 – SUBSEQUENT EVENTS

We have evaluated events and transactions that occurred subsequent to May 31, 2017 through the date of this report, the date the consolidated financial statements were issued, for potential recognition or disclosure in the accompanying consolidated financial statements.

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

VIPwink has executed agreements with a selective roster of VIP celebrities, athletes, branded products and others for our beta testing of our functioning prototype. The preliminary roster of VIPwink has approximately 4,000,000 followers on Twitter as of May 31, 2017. We are continuously in negotiations to execute further agreements to coincide with our development of this application.

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

Revenues

These forward-looking statements, pertaining to revenues, are based on our management’s current expectations and beliefs and involve numerous risks and uncertainties that could cause actual results to differ materially from expectations. You should not rely upon these forward-looking statements as predictions of future events because we cannot assure you that the events or circumstances reflected in these statements will be achieved or will occur. As our revenues commence, we plan to invest in marketing and sales by increasing the number of direct sales throughout our web portal to build brand awareness. We expect that in the future, marketing and sales expenses will increase in absolute dollars commencing in the fourth quarter of 2017. We do not expect our revenues to increase significantly until first quarter of 2018.

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

Results for the Three Months Ended May 31, 2017

Revenues. The Company’s revenues for the three months ended May 31, 2017 were $-0-. Additionally, the Company has not had any revenues from inception (June 2, 2008) to May 31, 2017.

General and Administrative Expenses. General and administrative expenses for the three months ended May 31, 2017 were $16,589 as compared to $18,475 for the three months ended May 31, 2016. These expenses are normal and reoccurring for our Company as a development stage entity.

Net Loss. Net loss for the three months ended May 31, 2017 was $16,589 as compared to $18,475 for the three months ended May 31, 2016. The decrease of net loss of $1,886 was a result of reduced  expenses for development services and consulting.

Results for the Nine Months Ended May 31, 2017

Revenues. The Company’s revenues for the nine months ended May 31, 2017 were $-0-. Additionally, the Company has not had any revenues from inception (June 2, 2008) to May 31, 2017.

General and Administrative Expenses. General and administrative expenses for the nine months ended May 31, 2017 were $30,718 as compared to $73,033 for the nine months ended May 31, 2016. These expenses are less due to decreasing mobile applications activity.

Net Loss. Net loss for the nine months ended May 31, 2017 was $30,718 as compared to $73,033 for the nine months ended May 31, 2016. The decrease of net loss of $42,315 was a result of postponing the entering into the company’s beta testing stage of internet and mobile applications.

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

As of May 31, 2017, total current assets were $0.

As of May 31, 2017, total current liabilities were $270,879, which consisted of $262,500 for accrued expenses, which included $30,000 accrued expenses related party. Also, there was $8,350 of advances from related parties. As of August 31, 2016, total current liabilities were $240,250, which consisted of $240,250 of accrued expenses. We had net working capital deficit of $270,879 as of May 31, 2017, compared to net working deficit capital of $240,161 at August 31, 2016.

During the nine months ended May 31, 2017, our operating activities used cash of $89.

Material Commitments

The Company does not have any material commitments as of May 31, 2017.

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

Item 4. Controls and Procedures

(a) Evaluation of disclosure controls and procedures. Company management maintains controls and procedures designed to ensure that information required to be disclosed in the reports that is filed or submitted under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission. Based upon their evaluation of those controls and procedures performed as of May 31, 2017, the date of this report, the Company’s chief executive officer and principal financial officer concluded that the Company’s disclosure controls and procedures were effective.

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

As part of the Company’s compliance efforts relative to Section 404 of the Sarbanes-Oxley Act of 2002, the Company’s management assessed the effectiveness of the Company’s internal control over financial reporting as of May 31, 2017. In making this assessment, management used the criteria set forth in the Internal Control - Integrated Framework by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Company management evaluated control deficiencies identified through the Company’s test of the design and operating effectiveness of controls over financial reporting to determine whether the deficiencies, individually or in combination, are significant deficiencies or material weaknesses. In performing the assessment, the Company’s management has identified material weaknesses in internal control over financial reporting existing as of May 31, 2017. The Company’s evaluation of the significance of each deficiency included both quantitative and qualitative factors. Based on that evaluation, the Company’s management concluded that as of May 31, 2017, and as of the date that the evaluation of the effectiveness of the Company’s internal controls and procedures was completed, the Company’s internal controls are not effective, for the reason discussed below:

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

FIRST LEVEL ENTERTAINMENT GROUP, INC.

Date: July 14, 2017	By:	/s/ Steve Adelstein
Steve Adelstein
Chief Executive Officer

Date: July 14, 2017	By:	/s/ Alfred Fernandez
Steve Adelstein
Chief Financial Officer